Form 10-K
period 2022-12-31
AVIENT CORP
filed 2023-02-22
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2022, determined using a per share closing price on that date of $40.08, as quoted on the New York Stock Exchange, was $3.6 billion.
The number of shares of common shares outstanding as of February 6, 2023 was 90,966,406.
AVIENT  CORPORATION

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2023 Annual Meeting of Shareholders.
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
•our ability to achieve strategic objectives and successfully integrate acquisitions, including Avient Protective Materials (APM);
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
1 AVIENT CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our," "Avient" and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Avient was formed as PolyOne Corporation on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). Through a series of acquisitions and divestitures, the Company has transformed into a premier specialty formulator. Effective June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation and changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 104 manufacturing sites in North America, South America, Europe, the Middle East, Asia, and Africa (EMEA). In 2022, the Company had sales of $3.4 billion from continuing operations, approximately 61% of which were to customers outside the United States. Using our formulation expertise and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach and increasingly effective material-based solutions to improve their products' sustainability appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized and sustainable materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations, a fully integrated information technology network and raw material procurement leverage. Our end markets include consumer, packaging, defense, healthcare, industrial, transportation, building and construction, telecommunications and energy.
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
Thermoplastic composites include base resins, but are combined with a structural element such as glass, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties such as gas barrier, structural integrity and lightweighting.
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, defense, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings and fiber. Each type of thermoplastic resin has to ultimately achieve unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The formulation science and manufacturing processes required to achieve those characteristics is the specialty role that Avient plays.
For example, the packaging industry requires plastics that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In wire and cable, thermoplastics and composites serve to protect by providing electrical insulation, flame
2 AVIENT CORPORATION

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
Avient Segments
We operate in two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. The Distribution business, which previously was a separate reportable segment, was sold on November 1, 2022. The results of the Distribution business are presented as discontinued operations. Please see Note 3, Discontinued Operations, to the accompanying consolidated financial statements for additional information.
Our segments are further detailed in Note 15, Segment Information, to the accompanying consolidated financial statements.
Competition
The manufacturing of custom and proprietary formulated thermoplastics, polymer composites, and color and additives systems is highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering. We believe that our four-pillar strategy of Specialization, Globalization, Commercial Excellence and Operational Excellence, along with our focus on putting our customers and their needs first, enables us to successfully compete in the market.
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, TiO2, inorganic and organic pigments, specialty additives and ethylene. In general, there is adequate supply and capacity from a variety of suppliers to serve our business. In 2022, we experienced certain supply disruptions, shortages, volume allocations and logistical delays for some of these materials, none of which had a material impact on our business. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
Patents and Trademarks
We own and maintain a number of patents and trademarks in the United States and other key countries that contribute to our competitiveness in the markets we serve because they protect our inventions and product names against infringement by others. Patents may exist for 20 years from filing date, and trademarks may have an indefinite life based upon continued use. While we view our patents and trademarks to be valuable because of the broad scope of our products and services and brand recognition we enjoy, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or cash flows. Nevertheless, we have management processes designed to rigorously protect our inventions and trademarks.
Seasonality
Sales of our products and services are typically seasonal, as demand has historically been slower in the third and fourth calendar quarters of the year.
3 AVIENT CORPORATION

Working Capital Practices
Our products are generally manufactured with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of an adequate supply of raw materials. We agree to payment terms with our customers and suppliers that are competitive.
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2022 and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities, powered by approximately 1,100 associates serving in technology capacities, approximately 110 of whom have PhD level educations. Our efforts are largely devoted to developing new product formulations to address evolving market and sustainability needs. We do this by providing quality technical services to evaluate alternative raw materials, assuring the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes. This allows us to rapidly translate new technologies into new products, helping us advance a more circular economy with reduced carbon footprint. Our investment in product research and development was $84.9 million in 2022, $83.2 million in 2021, and $59.8 million in 2020.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses.
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
As of December 31, 2022, Avient employed approximately 9,700 people, 34% of which were located in the U.S. and Canada, 35% were located in Europe, Middle East, and Africa, 24% were located in Asia, and 7% were located in Latin America.
Safety and Health
The top priority at Avient is the safety and health of our associates, and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition mechanisms. In 2022, we reduced injuries 6%, and had a recordable incident rate of 0.51 per 100 full-time workers per year, compared to the industry average of 3.40 in 2021. Not only did our injury incident rate decline last year, but the severity of those injuries also declined, down 31% from the prior year based on the average days away from work as a result of an injury. Continual improvement and preventative risk reductions are key focus areas and, in 2022, one of our annual incentive plan metrics measured the engagement of our employees in safety activities. We also continue to be recognized as an American Chemistry Counsel Responsible Care® company and set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
Employee Recruitment
Avient’s success is driven by having the best talent in the right roles. We actively seek collaborative and innovative change-makers who are passionate about our values through numerous channels, including employee referrals, job fairs, talent networks, industry associations, and directly from universities. Our roles provide opportunities for
4 AVIENT CORPORATION

personal and professional growth, while working in an organization focused on solving the most complex challenges for our customers and suppliers, and driving sustainability.
As a key aspect of our talent pipeline, we partner with leading universities around the world to hire approximately 140 associates each year into full-time, co-op or internship opportunities. These roles include highly-coveted rotational development programs where individuals are able to gain experience in various departments and jobs within or across functions, contributing their skills while also building diverse, well-rounded knowledge of our Company and its many stakeholders. We leverage global processes and systems to create a positive candidate experience, with opportunities for both entry level and experienced hires.
Training and Development
We provide meaningful learning engagements and skill development opportunities to all full- and part-time global associates. Learning is ingrained in our culture and every Avient associate participates in training annually. We manage training and development through global programs and technology, to ensure a consistent and high-quality experience for associates. Each year, over 100,000 hours of training is completed through a variety of different training methods, which focus on leadership development, safety, Lean Six Sigma concepts, technical and operational skills, sustainability and ethics and compliance.
Our key development opportunities include nomination-based leadership programs (such as NextGen, Engage, and Elevate), foundational leadership training for all current or aspiring people managers, called Core Leadership, and Lean Six Sigma training at a variety of levels, where individuals can be certified for job-specific Lean Six Sigma programs, up through Master Black Belt certification.
Continuous development drives associates to reach their full potential and we strive to fill at least half of all open manager roles and higher with internal promotions. This is completed through regular performance feedback, individual development plans, mentoring programs and nomination-based leadership development programs for key top talent.
Diversity and Inclusion
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
Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 42% of our Board of Directors are female or racially diverse. From a management perspective, 60% of our CEO's direct reports are female, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company.
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
Our Employee Resource Groups include: PRIDE at Avient (which is working to maintain a safe and accepting environment that enables LGBTQ+ associates to perform to their fullest potential and contribute to the success of our Company), HYPE (which stands for Harnessing Young Potential Energy and is building a collaborative network of Avient’s young professionals), LEAD by Women (which promotes diversity and inclusion by increasing access to the tools and resources necessary to build leadership skills and accelerate careers) and EMBRACE (which focuses on understanding and valuing the many diverse cultures and backgrounds of our associates). Our newest Employee Resource Group is SERVE (which stands for Sustaining Engagement for Returning Veteran Employees). The vision of this group is to help Avient become a top employer for veteran talent and to help provide support and resources to help veterans navigate their career transition and bring value to the Company. Additionally, we have recently created the role of Global Director for the Advancement of Diversity & Inclusion, which is focused on the key initiatives that will drive inclusion, engagement and diversity. The executive leadership team oversees our diversity and inclusion initiatives, which enhance leadership accountability in advancing diversity and inclusion.
Other initiatives, including Mentoring at Avient and campus partnerships, are vital for progress in our diversity and inclusion journey. We require equality of opportunity for all qualified individuals in accordance with applicable laws.
5 AVIENT CORPORATION

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
Compensation and Benefits Programs
We strive to remain competitive in the global marketplace and provide foundational rewards to attract and retain top talent. In general, our overall philosophy on compensation encompasses the following principles:
•provide all levels of associates with a compensation package that aligns Avient’s and the associates’ interests through the use of base and incentive or bonus programs;
•maintain a competitive pay program that serves to attract, retain, motivate and reward associates; and
•award individual pay commensurate with experience, level of responsibility, and marketability.
Associate Benefits: Awards and Recognition Programs
Our ongoing associate feedback is highly valued, discussed, and most importantly, acted upon, to make improvements. This includes our culture and unique benefits we offer. We continue to offer our global benefit of community service hours, where each associate is provided 16 hours of paid time off each year to participate in activities to support and help create more sustainable communities. Over 100 of our sites and 3,600 of our associates helped make a positive impact on associates in need as their generosity provided over 8,200 volunteer hours and $1.7M in donations around the world. We celebrate, reward and share our associates’ great work through our recognition programs, including those that all associates can earn for their extra effort and impact, as well as those that are specific to a position or role in the Company, such as excellence in technology, sales, and manufacturing.
A Great Place to Work®
In addition to holding action planning sessions, new manager assimilations, and 360 reviews, we also conduct annual employee engagement surveys. Last year, employees in over 40 countries, and more than 130 locations participated, providing actionable feedback to support our ongoing employee engagement efforts. We are proud to share that our associates feel we are a Great Place to Work® and, in 2022, we received our fourth certification and the highest scores in the history of our Company. Understanding how our associates feel about their experiences at Avient and our culture is critical and helps us ensure that the right competencies and behaviors are developed across the organization.
Environmental, Health and Safety and Other Regulation
We are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment, and the generation, handling, storage, transportation, treatment and disposal of waste material. We strive for the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations.
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
We are strongly committed to safety as evidenced by our low injury incidence rate of 0.51 per 100 full-time workers per year in 2022 and 0.55 in 2021. The 2021 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.40. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having world-class environmental, health, safety and security performance.
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
6 AVIENT CORPORATION

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
Refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements for discussion of environmental investigation and remediation matters and Item 1A. "Risk Factors" for discussion of matters pertaining to other regulation.
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
We conduct a substantial portion of our business outside the U.S., with approximately 61% of our sales in foreign countries. We currently have many facilities located outside the U.S., as detailed in Item 2. “Properties.” Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:
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
7 AVIENT CORPORATION

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
Higher energy costs worldwide and impacts of the ongoing conflict between Russia and Ukraine could adversely impact our results of operations.
The results of our operations have been in the past and can be in the future affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. In the event that the supply of natural gas from Russia stops or is significantly reduced, there may be supply disruptions, increased prices, temporary shutdowns or closures of our manufacturing facilities, or further rationing of energy supply within countries where we do business, which could have a material adverse impact on our business or results of operations in those countries. While we have developed contingency plans to flex and shift production in the case of temporary shutdowns or closures of our manufacturing facilities, we may be unable to shift all impacted operations to alternatives sites.
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
8 AVIENT CORPORATION

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
We may experience difficulties integrating the APM business.
Failure to successfully or cost-effectively integrate the APM business could have an adverse effect on our business, financial condition, results of operations and cash flow.
Our manufacturing operations are subject to hazards and other risks associated with specialty formulation and the related storage and transportation of raw materials, products and waste.
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
9 AVIENT CORPORATION

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
We are subject to risks associated with climate change and potential climate change legislation, regulation and international agreements.
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
From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
The agreements governing our senior secured revolving credit facility and our senior secured term loans, and the indentures and credit agreements governing our other debt, contain a number of customary restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional
10 AVIENT CORPORATION

debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct.
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
Our ability to service long-term indebtedness requires cash.
While we have no significant maturities of long-term debt until 2025, our ability to pay interest on our debt and to satisfy our other debt obligations depends in part upon our future financial and operating performance and that of our subsidiaries, and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings under our revolving credit facility provide adequate sources of liquidity, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2022, we had goodwill of $1,671.9 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. Based on our 2022 goodwill impairment test, performed as of October 1, 2022, no reporting units were identified as being at risk of future impairment. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
COVID-19 Pandemic Risks
The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business.
We have continued to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted our customers, employees, supply chain, and distribution network. The scope and duration of the pandemic continues to be uncertain, and evolving factors such as the extent of any resurgences of the virus or emergence of new variants could impact the stability of the economic recovery and growth. The extent to which our future operations may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments, which are highly uncertain and cannot be accurately predicted.
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
11 AVIENT CORPORATION

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 104 manufacturing sites in North America, South America, Europe, the Middle East, Asia, and Africa. We own the majority of our manufacturing sites. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Specialty Engineered Materials	Color, Additives and Inks
1. Birmingham, Alabama	1. Glendale, Arizona	29. Toronto, Canada	58. Toluca, Mexico
2. Mesa, Arizona	2. Phoenix, Arizona	30. Maipu, Chile	59. Auckland, New Zealand
3. Englewood, Colorado	3. Bethel, Connecticut	31. Chuzhou, China	60. Karachi, Pakistan
4. Montrose, Colorado	4. Dalton, Georgia	32. Guangzhou, China	61. Lahore, Pakistan
5. North Haven, Connecticut	5. Kennesaw, Georgia	33. Pudong, China	62. Lima, Peru
6. McHenry, Illinois	6. Elk Grove Village, Illinois	34. & 35. Shanghai, China (c)	63. Konstantynow, Poland
7. Winona, Minnesota	7. West Chicago, Illinois	36. Suzhou, China	64. Kutno, Poland
8. Greenville, North Carolina	8. La Porte, Indiana	37. Tianjin, China	65. Jeddah, Saudi Arabia
9. Hickory, North Carolina	9. Lewiston, Maine	38. Cota, Colombia	66. Riyadh, Saudi Arabia
10. Avon Lake, Ohio	10. Holden, Massachusetts	39. Aland, Finland	67. Yanbu, Saudi Arabia
11. Hatfield, Pennsylvania	11. Albion, Michigan	40. Cergy, France	68. Jurong, Singapore
12. Changzhou, China	12. Minneapolis, Minnesota	41. Tossiat, France	69. Randburg, South Africa
13. Shenzhen, China	13. St. Louis, Missouri	42. Ahrensburg, Germany	70. Alicante, Spain
14. Suzhou, China	14. Lockport, New York	43. Diez, Germany	71. Barcelona, Spain
15. Gaggenau, Germany	15. Mooresville, North Carolina	44. Lahnstein, Germany	72. Pamplona, Spain
16. Melle, Germany	16. Berea, Ohio	45. Guatemala City, Guatemala	73. Sant Andreu, Spain
17. Drachten, Netherlands	17. Massillon, Ohio	46. Gyor, Hungary	74. Malmoe, Sweden
18. Green, Netherlands	18. North Baltimore, Ohio	47. Kalol, India	75. Taoyuan, Taiwan
19. Heerlen-Beitel, Netherlands	19. Norwalk, Ohio	48. Pune, India	76. Bangkok, Thailand
20. Barbastro, Spain	20. Lehigh Valley, Pennsylvania	49. Rania, India	77. Phan Thong, Thailand
21. Istanbul, Turkey	21. Mountain Top, Pennsylvania	50. Vashere, India	78. Gazientep, Turkey
22. Leek, United Kingdom	22. Vonore, Tennessee	51. Tangerang, Indonesia	79. Gebze, Turkey
Shanghai, China (b)	23. Winchester, Virginia	52. Naas, Ireland	80. Barnsley, United Kingdom
Stanley, North Carolina(b)	24. Lomas de Zamora, Argentina	53. Lomagna, Italy	81. Knowsley, United Kingdom
Singapore, Singapore(b)	25. Assesse, Belgium	54. Merate, Italy	82. Thuan An, Vietnam
Pune, India (a)	26. Louvain-La-Nueve, Belgium	55. Pogliano, Italy
Pamplona, Spain (a)	27. Itupeva, Brazil	56. Butterworth, Malaysia
	28. Suzano, Brazil	57. Santa Clara, Mexico
(a)Facility is not included in manufacturing plants total as it is also included as part of another segment.
(b)Facility is not included in manufacturing plants total as it is a design center/lab.
(c)There are two manufacturing plants located in Shanghai, China.
12 AVIENT CORPORATION

ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 6, 2023.

Name	Age	Position
Robert M. Patterson	50	Chairman, President and Chief Executive Officer
Jamie A. Beggs	46	Senior Vice President, Chief Financial Officer
Kristen A. Gajewski	41	Senior Vice President, Chief Human Resources Officer
Michael A. Garratt	59	Senior Vice President, President Color, Additives and Inks, EMEA
Lisa K. Kunkle	54	Senior Vice President, General Counsel and Secretary
M. John Midea, Jr.	58	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	49	Senior Vice President, President of Color, Additives and Inks, Americas and Asia
Chris L. Pederson	56	Senior Vice President, President of Specialty Engineered Materials
Vinod Purayath	44	Senior Vice President, Chief Technology Officer
Joel R. Rathbun	50	Senior Vice President, Mergers & Acquisitions
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
Kristen Gajewski: Senior Vice President, Chief Human Resources Officer, February 1, 2023 to date. Global HR Director, Talent Management and Corporate Functions, September 2022 to February 2023. Global HR Director, Color, Additives and Inks, February 2017 to August 2022 including an international assignment from December 2017 to September 2019 with additional responsibility for the EMEA and India region. Global Training and Organizational Development Director from January 2016 to January 2017. Training and Organizational Development Senior Manager from March 2015 to December 2015. Training and Organizational Development Manager from July 2013 to February 2015. Prior to joining Avient, Ms. Gajewski held HR roles of increasing responsibility at AkzoNobel Decorative Coatings (a business unit of AkzoNobel specializing in manufacturing paints and coatings) from May 2009 to June 2013.
Michael A. Garratt: Senior Vice President, President Color, Additives and Inks, EMEA, April 2020 to date. Senior Vice President, Chief Commercial Officer, April 2016 to March 2020. Senior Vice President, President of Performance Products and Solutions, September 2013 to April 2016. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems) from March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator) from November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers from March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers from December 2005 to March 2009. From April 1996 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered
13 AVIENT CORPORATION

thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
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
Vinod Purayath, P.h.D.: Senior Vice President, Chief Technology Officer, June 2021 to date. Vice President, Technology, SunRise Memory Corp. (a semiconductor company based in California) from April 2019 to June 2021. Managing Director, Selective Removal Products Division, of Applied Materials, Inc. (a supplier of equipment, services and software for the manufacture of semiconductor chips) from September 2013 to March 2019. Dr. Purayath also served in various positions at Sandisk (a manufacturer of flash memory products) from 2005 to 2013, and as a Research Fellow at the Japan Advanced Institute for Science and Technology from 2003 to 2005.
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

14 AVIENT CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “AVNT.”
As of February 6, 2023, there were 1,493 holders of record of our common shares.
We currently have an authorized common share repurchase program. For the full year 2022, we repurchased 0.8 million common shares at a weighted average share price of $45.53. During the three months ended December 31, 2022, we repurchased no common shares as shown in the table below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	4,957,472
November 1 to November 30	—	$—	—	4,957,472
December 1 to December 31	—	$—	—	4,957,472
Total	—	$—	—

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of December 31, 2022, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. [RESERVED]

15 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2022 and 2021. For a discussion of changes from fiscal year 2020 to fiscal year 2021, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
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
Our Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2022 sales of $3.4 billion from continuing operations, we have manufacturing and warehouses around the globe, with 61% of our sales outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics.
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
As Avient has evolved into a specialty materials company, we’ve continued to refine and increase our commitment to sustainability. Like all that we do, we start by putting our customers first, then look inward to make a difference. Our guiding principle of sustainability is to enable our customers’ innovation and sustainability goals through products and services. Our four cornerstones of People, Products, Planet and Performance guide our investments and actions, and we are making significant contributions in each. Examples of how our material science is enabling sustainability for our customers include developing unique technologies that improve the recyclability of products and allow recycled content to be incorporated, thus advancing a more circular economy; light-weighting solutions that replace heavier traditional materials like metal, glass and wood, which can improve fuel efficiency in all modes of transportation and reduce carbon footprint; and sustainable infrastructure solutions that increase energy efficiency, renewable energy, natural resource conservation and fiber optic / 5G network accessibility.
In addition, we continue to engage and invest in the Alliance to End Plastic Waste (AEPW). Avient joined the AEPW, as a founding member, along with 29 other member companies, in January 2019. The AEPW has thus far committed over $1.5 billion to help end plastic waste in the environment through investment in infrastructure, innovation, education, and clean-up activities. Our commitment to AEPW is yet another example of the importance we place on being a global leader in all aspects of how we define sustainability: People, Products, Planet and Performance.
We maintain our focus on sales growth with expanding margins, with a goal of offsetting economic headwinds in certain end markets and geographies, raw material volatility and logistics cost inflation. We also focus on
16 AVIENT CORPORATION

accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit while focusing on our four cornerstones of sustainability named above to ensure the growth we achieve is sustainable for us and our customers. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will ensure that we continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
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
Recent Developments
APM Acquisition
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is stronger than steel and is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's material offerings of composites and engineered fibers, and its results are reported in the Specialty Engineered Materials segment.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. Avient (i) incurred $575.0 million of borrowings under a new Senior Secured Term Loan due 2029 and (ii) issued $725.0 million aggregate principal of the 2030 Notes to finance a portion of the APM Acquisition. Avient subsequently used proceeds from the Distribution business sale and cash on hand to repay $950 million of debt in the fourth quarter of 2022. For additional details relating to the financing, refer to Note 6, Financing Arrangements.
Distribution business sale
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital (the "Purchaser") for $950.0 million in cash, subject to a customary working capital adjustment. The results of the Distribution business are presented as discontinued operations in the Consolidated Statement of Income.

17 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2022 versus 2021
(Dollars in millions, except per share data)	2022	2021	2020	Change	% Change
Sales	$3,396.9	$3,315.5	$2,214.9	$81.4	2.5%
Cost of sales	2,514.2	2,371.7	1,554.9	(142.5)	(6.0)%
Gross margin	882.7	943.8	660.0	(61.1)	(6.5)%
Selling and administrative expense	639.4	664.1	548.4	24.7	3.7%
Operating income	243.3	279.7	111.6	(36.4)	(13.0)%
Interest expense, net	(119.8)	(75.2)	(74.5)	(44.6)	(59.3)%
Other (expense) income, net	(59.7)	(1.0)	24.0	(58.7)	nm
Income from continuing operations before income taxes	63.8	203.5	61.1	(139.7)	(68.6)%
Income tax benefit (expense)	19.3	(51.9)	11.7	71.2	nm
Net income from continuing operations	$83.1	$151.6	$72.8	$(68.5)	(45.2)%
Income from discontinued operations, net of income taxes	620.3	79.0	60.6	541.3	nm
Net income	703.4	230.6	133.4	472.8	205.0%
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2	(1.8)	(0.5)	nm
Net income attributable to Avient common shareholders	$703.1	$230.8	$131.6	$472.3	204.6%

Earnings per share attributable to Avient common shareholders - basic:
Continuing operations	$0.91	$1.66	$0.79
Discontinued operations	6.80	0.87	0.67
Total	$7.71	$2.53	$1.46

Earnings per share attributable to Avient common shareholders - diluted:
Continuing operations	$0.90	$1.65	$0.78
Discontinued operations	6.73	0.86	0.67
Total	$7.63	$2.51	$1.45

nm - not meaningful
Sales
Sales increased $81.4 million, or 2.5%, in 2022 compared to 2021. Acquisitions increased sales by 4.0%, while foreign exchange negatively impacted sales 5.6%. The remaining increase was primarily a result of price increases associated with inflation, which more than offset lower global demand.
Cost of sales
As a percent of sales, cost of sales increased from 71.5% in 2021 to 74.0% in 2022, primarily as a result of raw material inflation, restructuring costs and $34.4 million of inventory step-up amortization associated with the APM Acquisition.
Selling and administrative expense
These costs include selling, technology, administrative functions, corporate and general expenses. Selling and administrative expense in 2022 decreased $24.7 million compared to 2021, as the impact from the APM Acquisition of $27.8 million was more than offset by weaker foreign exchange and lower compensation cost.
Interest expense, net
Interest expense, net increased $44.6 million in 2022 as compared to 2021 due to new debt financing associated with the APM Acquisition and the impact of higher interest rates on our variable term debt. Additionally, the Company incurred $10.0 million of charges recognized within interest expense related to committed financing associated with the APM acquisition, along with $16.0 million of debt extinguishment costs.

18 AVIENT CORPORATION

Other (expense) income, net
Other expense, net increased $58.7 million in 2022 as compared to 2021 primarily due to the change in fair value of derivative contracts that we entered into to hedge the purchase price of the APM Acquisition of $30.9 million, and a $19.0 million year-over-year increase in the mark-to-market adjustment associated with pension and post-retirement plans.
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

	Twelve Months Ended December 31,
(In millions)	2022	2021
U.S. federal income tax rate	21.0%	21.0%
Tax expense (benefit) on GILTI and FDII	2.8	(1.0)
International tax on certain current and prior year earnings	0.2	2.0
Non-deductible acquisition related costs	0.9	0.1
Research and development credit	(5.0)	(1.1)
Capital losses	(88.1)	(0.6)
State and local tax, net	(4.0)	0.2
International tax rate differential	(5.5)	(0.3)
International permanent items	15.0	0.2
Net impact of uncertain tax positions	12.9	1.0
Changes in valuation allowances	15.4	2.6
Other	4.2	1.4
Effective income tax rate	(30.2)%	25.5%

2022 compared to 2021
The consolidated effective income tax rate from continuing operations was a benefit of 30.2%. This was primarily driven by a net tax benefit of $56.2 million, 88.1%, in 2022 from federal and state capital loss deductions associated with an international affiliate's tax status change. We also recognized a tax benefit of $3.5 million, 5.5%, associated with earnings in foreign jurisdictions with statutory rates below the U.S. federal income tax rate. Further, the state and local tax benefit was $2.6 million, 4.0%, driven by a U.S. tax loss.
Offsetting these benefits in 2022 were international permanent items of $9.6 million, 15.0%, which primarily included an unfavorable tax effect of withholding taxes and nondeductible interest expense. In addition, we increased our valuation allowance by $9.9 million, 15.4%, for deferred tax assets that are unlikely to create income tax benefits before their expiration. Further, uncertain tax positions increased $8.1 million, 12.9%, primarily associated with European restructuring charges which are not expected to realize a tax benefit.
For 2021, changes in valuation allowances of $5.3 million, 2.6%, related to losses in jurisdictions for which we do not expect to be able to realize the associated tax benefit. We also recognized $1.9 million, 1.0%, of uncertain tax positions, primarily associated with European restructuring actions taken in 2021.

19 AVIENT CORPORATION

Segment Information
Operating income is the primary measure that is reported to our chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative costs that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives, such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; costs incurred directly in relation to acquisitions or divestitures; integration costs; executive separation agreements; share-based compensation costs; environmental remediation costs, along with related gains from insurance recoveries and other liabilities for facilities no longer owned or closed in prior years; actuarial gains and losses associated with our pension and post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our chief operating decision maker. These costs are included in Corporate.
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Our segments are further discussed in Note 15, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income

			2022 versus 2021
(Dollars in millions)	2022	2021	Change	% Change
Sales:
Color, Additives and Inks	$2,355.0	$2,401.6	$(46.6)	(1.9)%
Specialty Engineered Materials	1,044.4	911.6	132.8	14.6%
Corporate	(2.5)	2.3	(4.8)	nm
Sales	$3,396.9	$3,315.5	$81.4	2.5%

Operating income:
Color, Additives and Inks	$301.0	$303.1	$(2.1)	(0.7)%
Specialty Engineered Materials	140.1	125.5	14.6	11.6%
Corporate	(197.8)	(148.9)	(48.9)	(32.8)%
Operating income	$243.3	$279.7	$(36.4)	(13.0)%
nm - not meaningful
Color, Additives and Inks
Sales decreased $46.6 million, or 1.9%, in 2022 compared to 2021. Sales were negatively impacted by foreign exchange impacts of 5.9% and lower demand, partially offset by price increases associated with inflation.
Operating income decreased $2.1 million, or 0.7%, in 2022 compared to 2021 primarily due to unfavorable foreign exchange of $15.0 million, partially offset by price increases associated with inflation and lower compensation costs.
Specialty Engineered Materials
Sales increased by $132.8 million, or 14.6%, in 2022 compared to 2021, driven by a 14.6% increase from the APM Acquisition. Weaker foreign exchange rates and lower demand was offset by price increases associated with raw material inflation.
Operating income increased by $14.6 million in 2022 compared to 2021, driven primarily by the acquisition of APM. The impacts of weaker foreign exchange rates and lower demand was largely offset by price increases associated with inflation and lower compensation costs.
Corporate
Costs increased $48.9 million in 2022 compared to 2021 primarily due to higher acquisition related expense, including a $34.4 million amortization of inventory step-up associated with APM purchase accounting and higher restructuring costs associated with operational synergies.
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
20 AVIENT CORPORATION

outstanding common shares. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved have been and may continue to be material.
The following table summarizes our liquidity as of December 31, 2022:

(In millions)
Cash and cash equivalents	$641.1
Revolving credit availability	246.2
Liquidity	$887.3

As of December 31, 2022, approximately 57% of the Company’s cash and cash equivalents resided outside the United States.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, will allow us to maintain adequate levels of available capital to fund our operations, meet debt service obligations, continue paying dividends, and opportunistically repurchase outstanding common shares for at least twelve months and the foreseeable future thereafter.
Expected sources of cash needed to satisfy cash requirements in 2023 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash in 2023 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs, restructuring costs and capital expenditures. Capital expenditures are currently estimated to be approximately $150 million in 2023, primarily to support sales growth, our continued investment in recent acquisitions and other strategic investments.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2022	2021	2020
Cash provided by (used by):
Operating Activities	$398.4	$233.8	$221.6
Investing Activities	(504.0)	(150.2)	(1,431.6)
Financing Activities	166.4	(114.6)	982.0
Effect of exchange rate on cash	(20.9)	(17.3)	12.8
Net increase (decrease) in cash and cash equivalents	$39.9	$(48.3)	$(215.2)
Operating activities
In 2022, net cash provided by operating activities increased to $398.4 million as compared to $233.8 million in 2021, as a result of a reduction in working capital, offset by higher incentive payments in 2022 associated with 2021 performance.
Investing Activities
Net cash used by investing activities during 2022 of $504.0 million primarily reflects $1,426.1 million related to the APM Acquisition and capital expenditures of $105.5 million, which were offset by the net proceeds from the Distribution divestiture of $928.2 million and the settlement of foreign exchange derivatives of $93.3 million.
Financing Activities
Net cash provided by financing activities in 2022 primarily reflects $1,300.0 million related to debt offering proceeds, which was offset by the repayment of long-term debt of $956.8 million, $86.8 million in dividends paid, $49.3 million of debt financing costs and the repurchase of common shares of $36.4 million.
21 AVIENT CORPORATION

Total Debt
The following table summarizes debt as presented at December 31, 2022 and 2021.

(In millions)	2022	2021
Senior secured revolving credit facility due 2026	$—	$—
Senior secured term loan due 2026	423.6	605.3
Senior secured term loan due 2029	385.5	—
5.25% senior notes due 2023	—	598.6
5.75% senior notes due 2025	645.2	643.2
7.125% senior notes due 2030	714.9	—
Other Debt	9.7	11.8
Total Debt	$2,178.9	$1,858.9
Less short-term debt	2.2	8.6
Total long-term debt, net of current portion	$2,176.7	$1,850.3

On August 10, 2022, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, relating to the issuance by the Company of $725.0 million aggregate principal amount of 7.125% Senior Notes due 2030 (the 2030 Notes). The Company received proceeds of $715.9 million net of financing costs related to the issuance. The 2030 Notes bear interest at a rate of 7.125% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2030 Notes will mature on August 1, 2030.
On August 29, 2022, the Company entered into the Amendment Agreement No. 7 (the Term Loan Amendment) relating to the Credit Agreement, dated as of November 12, 2015, by and among Avient, Citibank, N.A., as administrative agent, and the lenders party thereto, with Citibank, N.A., as administrative agent, and the other agents and lenders named therein. Pursuant to the Term Loan Amendment, Avient, among other things, incurred a new tranche of Senior Secured Term Loan due 2029 (the 2029 Term Loan) in an aggregate principal amount equal to $575 million. The 2029 Term Loan was fully drawn on August 29, 2022, and the Company received proceeds of $537.6 million, net of financing costs and discounts. The interest rates per annum applicable to the 2029 Term Loan under the Credit Agreement are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.25% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.25%. The Term Loan Amendment also modified the interest rates per annum applicable to the Senior Secured Term Loan due 2026, which are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.06% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.06%. The other terms and conditions that apply to the 2029 Term Loan are substantially the same as the terms and conditions that applied to the existing term loan under the Credit Agreement immediately prior to the Term Loan Amendment.
On November 2, 2022, the Company redeemed the entire outstanding $600 million aggregate principal amount of the 5.25% Senior Notes due March 15, 2023. The notes were redeemed at a redemption price equal to 101.0% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.
On November 2, 2022 and December 2, 2022, the Company made voluntary prepayments totaling $150.0 million and $200.0 million, respectively, on a pro-rata basis against the outstanding principal balances of our senior secured term loans in accordance with the provisions of the Credit Agreement. The prepayments were first applied to the 1% principal payments due annually and then to the remaining principal balances due on maturity.
The Company maintains a senior secured revolving credit facility, which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2022, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $246.2 million. As of December 31, 2021, we had no borrowings under our Revolving Credit Facility, which had remaining availability of $485.5 million.
The agreements governing our Revolving Credit Facility and our senior secured term loans, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants. As of December 31, 2022, we were in compliance with all customary financial and restrictive covenants pertaining to our debt.
For additional information regarding our debt, please see Note 6, Financing Arrangements to the accompanying consolidated financial statements.
22 AVIENT CORPORATION

Letters of Credit
Our Revolving Credit Facility provides up to $50.0 million for the issuance of letters of credit, $15.2 million of which was used at December 31, 2022. These letters of credit are issued by the bank in favor of third parties and are mainly related to insurance claims.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. The following table summarizes our obligations as of December 31, 2022 that are expected to impact liquidity and cash flow in future periods. See Liquidity and Capital Resources for additional discussion of our ability to generate and access cash to meet requirements as well as plans for use of cash in both the short-term and long-term.

	Payment Due by Period
(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Total debt (1)	$2,216.3	$2.2	$2.2	$652.2	$427.4	$0.4	$1,132.0
Operating leases	58.2	18.4	11.7	7.1	5.2	4.4	11.4
Interest on long-term debt obligations (2)	795.4	165.9	154.5	135.8	86.9	84.1	84.1
Pension and post-retirement obligations (3)	74.4	9.3	7.3	7.5	7.4	7.4	35.5
Purchase obligations (4)	135.4	62.0	33.9	12.0	10.6	10.5	6.4
Total	$3,279.7	$257.8	$209.6	$814.6	$537.5	$106.8	$1,269.4
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
Revenue Recognition
Sales are recognized when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services, which is typically when products are shipped from our facilities. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Avient records reductions to sales for customer incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience along with annual sales projections. Rebate programs offered are typically credited to customers for achieving defined volume levels.

23 AVIENT CORPORATION

Environmental Liabilities
We are a party to a Consent Decree related to remedial actions at the former Goodrich Corporation Calvert City site and will incur environmental remediation costs related to this matter. We recognize an estimate of environmental liabilities on an undiscounted basis for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties; however, the Company records such amounts only when they are collected.
Environmental liabilities represents our best estimate of the remaining probable costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. As we progress through certain benchmarks such as completion of remedial design and remedial action related to the Goodrich Corporation Calvert City site, additional information will become available that may require an adjustment to our existing reserves.
Additional information related to the accounting for environmental liabilities is found in Note 12.
Acquisitions of Businesses
The acquisition of a business is accounted for using the acquisition method of accounting which requires assets and liabilities to be recognized at their fair values on the acquisition date. The initial fair value of assets acquired and liabilities assumed may be revised based on the final determination of fair value during the measurement period of 12 months from the acquisition date. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates can require judgement of future revenue growth rates, future margins, applicable royalty rates, customer retention and the applicable weighted-average cost of capital used to discount those estimated cash flows. Sensitivity analyses are performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
For additional information about the acquisitions of businesses see Note 2.
Pension and Other Post-retirement Benefit Plans
The measurement of liabilities related to pension plans and other post-retirement benefits plans is based on assumptions related to future events including interest rates, return on plan assets, and mortality assumptions. We account for our defined benefit pension plans and other post-retirement plans in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) Topic 715, Compensation — Retirement Benefits. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur.
Asset returns and interest rates significantly affect the value of assets and liabilities related to our pension and post-retirement plans and therefore the funded status of our plans. It is difficult to predict these factors due to the volatility of market conditions. To develop our discount rate, we consider the yields of high-quality corporate bonds with maturities that correspond to the timing of our benefit obligations, referred to as the bond matching approach. To develop our expected long-term return on plan assets, we consider forward looking long-term asset returns and the expected investment portfolio mix of plan assets. Life expectancy is another significant assumption that impacts our pension and other post-retirement benefits obligation, which is based on mortality data and improvement scales issued by the Society of Actuaries.
Additional information related to the accounting for pension and other post-retirement benefits is found in Note 11.
Income Taxes
We account for income taxes using the asset and liability method under FASB ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely
24 AVIENT CORPORATION

than not. The utilization of certain deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors, such as changes in tax laws.
We recognize net tax benefits under the recognition and measurement criteria of FASB ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the benefit would be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company evaluates and adjusts the amount of unrecognized income tax benefits based on changes in law, facts and circumstances. We record interest and penalties related to uncertain tax positions as a component of income tax expense. The ultimate resolution of unrecognized income tax benefits is often dependent upon uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements, or changes in law.
Additional information related to the accounting for income taxes is found in Note 13.
Goodwill
Goodwill is evaluated annually for impairment as of October 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company’s reporting units are at a level below the Company’s reportable operating segments. Goodwill is assigned to each reporting unit, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results.
Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.
Quantitative analyses are performed by estimating the fair value for each reporting unit using a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The future cash flows are based on the Company's long-term strategic plan and a terminal value is used to estimate the reporting unit's cash flows beyond the period covered by the strategic plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions.
A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit.
The annual goodwill impairment test was performed using a qualitative analysis in 2022. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Indefinite-lived Trade Names
Indefinite-lived trade names are evaluated annually for impairment as of October 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. Events or circumstances that may result in an impairment review include changes in industry and market considerations, cost factors, financial performance, and other relevant entity-specific events that could affect inputs used to determine the respective fair values of the indefinite-lived intangible assets. The annual impairment test for indefinite-lived trade names was performed using a qualitative analysis in 2022. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
For additional information about goodwill and intangible assets see Note 4.
25 AVIENT CORPORATION

Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements and is incorporated by reference herein.
26 AVIENT CORPORATION

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
Interest rate exposure — Interest on our Revolving Credit Facility and senior secured term loan is based upon a Prime rate or SOFR, plus a margin. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2022.
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
We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive (loss) income in the Shareholders’ equity section of the accompanying Consolidated Balance Sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars. To mitigate a portion of this risk, we may enter into cross currency swaps. Gains and losses on these contracts generally offset gains and loss on the euro investment in our foreign entities.
We entered into foreign currency forward contracts and cross-currency swaps in order to mitigate the potential impact of foreign currency exchange rate changes on the expected purchase price for the APM Acquisition. During the period between when the contracts were entered into and the time the acquisition closed, changes in the value of these foreign currency derivative instruments were recognized through Other (expense) income, net. Upon the closing of the APM Acquisition, we settled the related foreign currency forward contracts. The cross-currency swaps were then designated as a net investment hedge for the euro net assets of APM.
27 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2022.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2022 and found them to be effective.
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
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2022 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 65 of this Annual Report, which concludes that as of December 31, 2022, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.
Management's assessment of internal control over financial reporting as of December 31, 2022 excludes internal control over financial reporting related to APM (acquired September 1, 2022), which constituted approximately 11.2% of the Company's total assets (exclusive of acquired goodwill and intangible assets) as of December 31, 2022, and approximately 3.9% of the Company's net sales for the year ended December 31, 2022.

/s/ ROBERT M. PATTERSON	/s/ JAMIE A. BEGGS

Robert M. Patterson	Jamie A. Beggs
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 22, 2023

29 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of APM, which is included in the 2022 consolidated financial statements of the Company and constituted approximately 11.2% of the Company’s total assets (exclusive of acquired goodwill and intangible assets) as of December 31, 2022 and approximately 3.9% of the Company’s net sales for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of APM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2022, and the related notes of Avient Corporation and our report dated February 22, 2023, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2023
30 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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

31 AVIENT CORPORATION

Environmental Accrued Liabilities - Calvert City
Description of the Matter
As described in Note 12 to the consolidated financial statements, the environmental accrued liability as of December 31, 2022 is approximately $118.3 million and is comprised primarily of the cost estimate for the Calvert City location of $108.6 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the Calvert City environmental-related accrual. For example, we tested controls over management’s review of the estimate and key assumptions, as well as monitoring for current year developments.

With the assistance of our specialists, we tested the balance of the Calvert City environmental accrued liability and the disclosure of the expected costs to remediate. Our audit procedures included, among others, making inquiries of internal general counsel, obtaining internal general counsel’s representation and letters from external counsel. We also evaluated external communications including those from the US EPA and cost estimates from management’s Specialist used in determining the environmental accrued liability. This included an evaluation of externally available information and a comparison of management’s cost estimates to the estimates published in the Record of Decision by the US EPA. We tested the key assumptions used by management by comparing those assumptions to accepted industry practice and information included in the Record of Decision issued by the US EPA. We examined historical costs for recurring items and evaluated updated cost estimates for any current period changes. We searched publicly available information that might indicate facts contrary to the cost estimates and timeline used to determine the Calvert City accrual.

Valuation of Certain Intangible Assets in the Acquisition of Avient Protective Materials
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business for a total purchase price of approximately $1.4 billion, net of cash received. The acquired business, referred to as Avient Protective Materials was accounted for using the acquisition method of accounting.

32 AVIENT CORPORATION

Auditing the Company’s accounting for the preliminary allocation of the purchase price to its identifiable intangible assets in its acquisition of Avient Protective Materials was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets of approximately $718.6 million, consisting of $258.1 million related to indefinite-lived trade names, $271.9 million related to patents, technology and other and $188.6 million related to customer relationships (collectively referred to as the intangible assets). The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used discounted cash flow models to determine the preliminary fair value of the intangible assets acquired. The significant assumptions used to estimate the fair value of the indefinite-lived trade names included the royalty rate, long-term growth rate, revenue projections attributable to the trade names and the weighted-average cost of capital. The significant assumptions used to estimate the fair value of the patents, technology and other intangible assets included the royalty rate, long-term growth rate, revenue projections attributable to the developed technology and the weighted-average cost of capital. The significant assumptions used to estimate the fair value of the customer relationships intangible asset included the weighted-average cost of capital, customer retention factor and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and future EBITDA margins). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of APM, including recognition and measurement of the intangible assets acquired. For example, we tested controls over the recognition and measurement of the intangible assets, including management’s review of the methods and significant assumptions used to develop the fair value estimate.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, when evaluating the assumptions related to revenue growth rates and future EBITDA margins, we compared the assumptions to the past performance of APM and expected industry trends and considered whether they were consistent with evidence obtained in other areas of the audit. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We also performed testing of the underlying historical data used to determine the customer retention factor used in the estimate of the fair value of the customer relationships intangible asset. We involved our EY valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Cleveland, Ohio
February 22, 2023
33 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Sales	$3,396.9	$3,315.5	$2,214.9
Cost of sales	2,514.2	2,371.7	1,554.9
Gross margin	882.7	943.8	660.0
Selling and administrative expense	639.4	664.1	548.4
Operating income	243.3	279.7	111.6
Interest expense, net	(119.8)	(75.2)	(74.5)
Other (expense) income, net	(59.7)	(1.0)	24.0
Income from continuing operations before income taxes	63.8	203.5	61.1
Income tax benefit (expense)	19.3	(51.9)	11.7
Net income from continuing operations	83.1	151.6	72.8
Income from discontinued operations, net of income taxes	620.3	79.0	60.6
Net income	703.4	230.6	133.4
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2	(1.8)
Net income attributable to Avient common shareholders	$703.1	$230.8	$131.6

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.91	$1.66	$0.79
Discontinued operations	6.80	0.87	0.67
Total	$7.71	$2.53	$1.46

Earnings per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.90	$1.65	$0.78
Discontinued operations	6.73	0.86	0.67
Total	$7.63	$2.51	$1.45

Weighted-average shares used to compute earnings per common share:
Basic	91.2	91.4	90.1
Plus dilutive impact of share-based compensation	1.0	0.7	0.5
Diluted	92.2	92.1	90.6

Anti-dilutive shares not included in diluted common shares outstanding	0.3	—	0.8

Cash dividends declared per share of common stock	$0.960	$0.875	$0.820
The accompanying notes to the consolidated financial statements are an integral part of these statements.

34 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2022	2021	2020
Net income	$703.4	$230.6	$133.4
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(38.7)	(75.2)	110.6
Cash flow hedges	2.3	3.2	(1.6)
Pension and postretirement benefits	6.2	—	—
Total other comprehensive (loss) income	(30.2)	(72.0)	109.0
Total comprehensive income	673.2	158.6	242.4
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	0.2	(1.8)
Comprehensive income attributable to Avient common shareholders	$672.9	$158.8	$240.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$641.1	$601.2
Accounts receivable, net	440.6	439.9
Inventories, net	372.7	305.8
Current assets held for sale	—	360.2
Other current assets	115.3	119.9
Total current assets	1,569.7	1,827.0
Property, net	1,049.2	672.3
Goodwill	1,671.9	1,284.8
Intangible assets, net	1,597.6	925.2
Operating lease assets, net	60.4	58.2
Non-current assets held for sale	—	22.0
Other non-current assets	136.2	207.7
Total assets	$6,085.0	$4,997.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$2.2	$8.6
Accounts payable	454.4	429.5
Current operating lease obligations	17.0	21.1
Current liabilities held for sale	—	141.3
Accrued expenses and other current liabilities	395.8	340.1
Total current liabilities	869.4	940.6
Non-current liabilities:
Long-term debt	2,176.7	1,850.3
Pension and other post-retirement benefits	67.2	99.9
Deferred income taxes	342.5	100.6
Non-current operating lease obligations	40.9	37.3
Non-current liabilities held for sale	—	13.1
Other non-current liabilities	235.5	164.9
Total non-current liabilities	2,862.8	2,266.1

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,520.5	1,511.8
Retained earnings	1,823.6	1,208.0
Common shares held in treasury, at cost, 31.3 shares in 2022 and 30.6 shares in 2021	(935.0)	(900.7)
Accumulated other comprehensive loss	(75.8)	(45.6)
Avient shareholders’ equity	2,334.5	1,774.7
Noncontrolling interest	18.3	15.8
Total equity	2,352.8	1,790.5
Total liabilities and equity	$6,085.0	$4,997.2
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2022	2021	2020
Operating activities
Net income	$703.4	$230.6	$133.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense	(550.1)	—	—
Depreciation and amortization	157.6	144.2	111.8
Accelerated depreciation	5.5	1.7	3.2
Amortization of inventory step-up	34.4	1.5	10.5
Deferred income tax expense (benefit)	0.5	(27.3)	(1.7)
Share-based compensation expense	13.2	11.2	11.3
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	32.6	(143.1)	(4.6)
Decrease (increase) in inventories	14.0	(141.0)	29.7
Increase in accounts payable	10.7	95.3	78.4
Increase (decrease) in pension and other post-retirement benefits	7.1	(10.9)	30.7
Taxes paid on gain on divestiture	(2.8)	—	(142.0)
Payment of post-acquisition date earnout liability	—	—	(38.1)
(Decrease) increase in accrued expenses and other assets and liabilities - net	(27.7)	71.6	(1.0)
Net cash provided by operating activities	398.4	233.8	221.6

Investing activities
Capital expenditures	(105.5)	(100.6)	(63.7)
Business acquisitions, net of cash acquired	(1,426.1)	(47.6)	(1,380.2)
Settlement of foreign exchange derivatives	93.3	—	—
Net proceeds from divestiture	928.2	—	7.1
Other investing activities	6.1	(2.0)	5.2
Net cash used by investing activities	(504.0)	(150.2)	(1,431.6)

Financing activities
Debt offering proceeds	1,300.0	—	650.0
Purchase of common shares for treasury	(36.4)	(4.2)	(22.4)
Cash dividends paid	(86.8)	(77.7)	(71.3)
Repayment of long-term debt	(956.8)	(18.5)	(7.8)
Payments on withholding tax on share awards	(4.3)	(10.7)	(2.3)
Debt financing costs	(49.3)	—	(9.5)
Equity offering proceeds, net of underwriting discount and issuance costs	—	—	496.1
Payment of acquisition date earnout liability	—	—	(50.8)
Other financing activities	—	(3.5)	—
Net cash provided (used) by financing activities	166.4	(114.6)	982.0
Effect of exchange rate changes on cash	(20.9)	(17.3)	12.8
Increase (decrease) in cash and cash equivalents	39.9	(48.3)	(215.2)
Cash and cash equivalents at beginning of year	601.2	649.5	864.7
Cash and cash equivalents at end of year	$641.1	$601.2	$649.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2020	122.2	(45.3)	$1.2	$1,175.2	$1,001.2	$(1,043.1)	$(82.6)	$1,051.9	$0.8	$1,052.7
Net income	—	—	—	—	131.6	—	—	131.6	1.8	133.4
Other comprehensive income	—	—	—	—	—	—	109.0	109.0	—	109.0
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Cash dividends declared	—	—	—	—	(75.1)	—	—	(75.1)	—	(75.1)
Repurchase of common shares	—	(1.0)	—	—	—	(22.4)	—	(22.4)	—	(22.4)
Common shares equity offering	—	15.3	—	334.8	—	161.3	—	496.1	—	496.1
Other	—	0.1	—	3.3	—	3.0	—	6.3	—	6.3
Acquisitions/other	—	—	—	—	(0.3)	—	—	(0.3)	12.8	12.5
Balance at December 31, 2020	122.2	(30.9)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	230.8	—	—	230.8	(0.2)	230.6
Other comprehensive income	—	—	—	—	—	—	(72.0)	(72.0)	—	(72.0)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	1.4	1.4
Cash dividends declared	—	—	—	—	(80.2)	—	—	(80.2)	—	(80.2)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.4	—	0.9	—	4.7	—	5.6	—	5.6
Acquisitions/other	—	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Balance at December 31, 2021	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	703.1	—	—	703.1	0.3	703.4
Other comprehensive loss	—	—	—	—	—	—	(30.2)	(30.2)	—	(30.2)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	(87.5)	—	—	(87.5)	—	(87.5)
Repurchase of common shares	—	(0.8)	—	—	—	(36.4)	—	(36.4)	—	(36.4)
Share-based compensation and exercise of awards	—	0.1	—	8.7	—	2.1	—	10.8	—	10.8
Acquisitions/other	—	—	—	—		—	—	—	2.2	2.2
Balance at December 31, 2022	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, and manufacturing across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Our operations are reported in two reportable segments: Color, Additives and Inks and Specialty Engineered Materials. See Note 15, Segment Information, for more information.
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
Accounting Standards Not Yet Adopted
Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (ASU 2020-04), provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rates expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022; however, ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 has extended the effective date through December 31, 2024. The Company is currently evaluating the impact of adopting this standard and does not expect any material impact to our consolidated financial statements and disclosures.
ASU 2022-04, Liabilities - Supplier Finance Programs provides guidance that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance is effective for all entities for fiscal years beginning after December 15, 2022, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating and does not expect any material impact to our disclosures.
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

39 AVIENT CORPORATION

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
Inventories
Raw materials and finished goods are carried at lower of cost or market using either the weighted average cost or the first-in, first-out (FIFO) method. Inventory reserves totaled $17.4 million and $24.1 million at December 31, 2022 and 2021, respectively.
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
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2022, 2021 or 2020.
Goodwill and Indefinite Lived Intangible Assets
In accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other, we assess the fair value of goodwill on an annual basis or at an interim date if potential impairment indicators are present. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment, quantitatively or qualitatively, at the reporting unit level. The Company's reporting units are at a level below the Company's reportable operating segments. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition. Our annual measurement date for testing impairment of goodwill and indefinite-lived intangible assets is October 1.
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
40 AVIENT CORPORATION

circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed for each asset, as described above.
Indefinite-lived intangible assets primarily consist of the Dyneema, GLS, ColorMatrix, Gordon Composites, and Fiber-Line trade names. Indefinite-lived intangible assets are tested, quantitatively or qualitatively, for impairment annually at the same time we test goodwill for impairment. For our quantitative approach, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs, as summarized below. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps: (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
We completed our testing of impairment as of October 1, noting no impairment in 2022, 2021 or 2020. There are no reporting units or indefinite-lived intangible assets identified as at-risk of impairment.
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
We are exposed to foreign currency changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g., SOFR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, in accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
The net interest payments accrued each month for effective instruments designated as a hedge are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Instruments not designated as hedges are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately. We entered into foreign currency derivatives associated with the APM Acquisition that were not initially designated as hedges.
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
41 AVIENT CORPORATION

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2022, 2021 and 2020 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Total
Balance at January 1, 2020	$(84.0)	$5.2	$(3.8)	$(82.6)
Translation Adjustments	152.3	—	—	152.3
Unrealized losses on derivatives	(41.7)	—	(1.6)	(43.3)
Balance at December 31, 2020	26.6	5.2	(5.4)	26.4
Translation Adjustments	(127.7)	—	—	(127.7)
Unrealized gains on derivatives	52.5	—	3.2	55.7
Balance at December 31, 2021	(48.6)	5.2	(2.2)	(45.6)
Translation Adjustments	(60.3)	—	—	(60.3)
Unrealized gains on derivatives	21.6	—	2.3	23.9
Prior service credit	—	6.2	—	6.2
Balance at December 31, 2022	$(87.3)	$11.4	$0.1	$(75.8)

Fair Value of Financial Instruments
FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures of the fair value of financial instruments. The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in Other (expense) income, net.
Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.
Research and Development Expense
Research and development costs of $84.9 million in 2022, $83.2 million in 2021 and $59.8 million in 2020 are charged to expense as incurred.
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
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value
42 AVIENT CORPORATION

of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2022, we had one active share-based employee compensation plan, which is described more fully in Note 14, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
Acquisition of APM
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is stronger than steel and is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's material offerings of composites and engineered fibers, and results are recognized within the Specialty Engineered Materials segment.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. Avient (i) incurred $575.0 million of borrowings under a new Senior Secured Term Loan due 2029 and (ii) issued $725.0 million aggregate principal of 7.125% Senior Notes due 2030 to finance a portion of the APM Acquisition. Avient subsequently used proceeds from the Distribution business sale and cash on hand to repay $950.0 million of debt in the fourth quarter of 2022. For additional details relating to the financing, refer to Note 6, Financing Arrangements.
The APM Acquisition is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of December 31, 2022, the purchase accounting for the APM Acquisition is preliminary and purchase price allocation adjustments will be made through the end of the Company's measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from the preliminary estimates.

43 AVIENT CORPORATION

The preliminary purchase price allocation is as follows:

(in millions)	September 1, 2022	Measurement period adjustments	December 31, 2022
Cash and cash equivalents	$50.7	—	$50.7
Accounts receivable	52.2	1.8	54.0
Inventories	136.2	(7.8)	128.4
Other current assets	2.0	—	2.0
Property	361.9	33.2	395.1
Intangible assets:
Indefinite-lived trade names	254.9	—	254.9
Customer relationships	198.7	(10.1)	188.6
Patents, technology, and other	275.1	—	275.1
Goodwill	277.1	119.4	396.5
Other non-current assets	12.3	—	12.3
Accounts payable	32.2	—	32.2
Current operating lease obligations	1.2	—	1.2
Accrued expenses and other current liabilities	11.7	0.3	12.0
Deferred tax liabilities	86.1	133.9	220.0
Non-current operating lease obligations	5.0	—	5.0
Noncontrolling interests	—	2.3	2.3
Other non-current liabilities	8.1	—	8.1
Total purchase price consideration	$1,476.8	$—	$1,476.8

Definite-lived intangible assets that have been acquired have a preliminary useful life range of 17 to 20 years. Goodwill of $396.5 million resulting from the acquisition was recorded to the Specialty Engineered Materials segment. The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition and the deferred tax impact of applying purchase accounting. Goodwill is not deductible for tax purposes.
The amount of sales and loss from continuing operations before income taxes of APM since the acquisition date included in the Consolidated Statements of Income as of December 31, 2022 were $133.5 million and $17.3 million, respectively. The loss from continuing operations before income taxes includes $34.4 million of expense related to inventory step-up from the preliminary purchase price allocation, which is recorded in Cost of sales. Costs incurred in connection with the APM Acquisition were $16.6 million for the year ended December 31, 2022. These expenses are included within Selling and administrative expense on the Consolidated Statement of Income.
Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	Year Ended December 31,
	2022	2021
Sales	$3,653.0	$3,712.0
Income from continuing operations before income taxes	112.8	97.6
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.
The pro forma income from continuing operations before income taxes for the years ended December 31, 2022 and 2021 gives effect to intangible amortization from the preliminary purchase price allocation and increased interest expense resulting from the APM Acquisition financing transactions. Additional adjustments are made to recast certain acquisition related costs to the beginning of the pro forma period. The pro forma income from continuing
44 AVIENT CORPORATION

operations before income taxes for the year ended December 31, 2021 includes expense related to the amortization of inventory step-up as well as transaction costs and bridge financing costs.
Note 3 — DISCONTINUED OPERATIONS
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital, (the "Purchaser") for $950.0 million in cash, subject to a customary working capital adjustment. The results of the Distribution business are presented as discontinued operations for all years presented. The sale resulted in the recognition of an after-tax gain of $550.1 million, which is reflected within the Income from discontinued operations, net of income taxes line of the Consolidated Statements of Income.
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business segment for the years ended December 31, 2022, 2021 and 2020.

(In millions)	2022	2021	2020
Sales	$1,331.7	$1,503.3	$1,027.5
Cost of sales	(1,191.9)	(1,347.5)	(903.3)
Selling and administrative expense	(41.9)	(54.7)	(47.3)
Pre-tax gain on sale	717.0	—	—
Income from discontinued operations before income taxes	814.9	101.1	76.9
Income tax expense	(194.6)	(22.1)	(16.3)
Income from discontinued operations, net of income taxes	$620.3	$79.0	$60.6

The following table summarizes the major classes of assets and liabilities of the Distribution business that were classified as held for sale in the consolidated balance sheets as of December 31, 2021.

(In millions)	December 31, 2021
Accounts receivable, net	$202.4
Inventories, net	155.3
Other current assets	2.5
Current assets held for sale	$360.2

Property, net	3.9
Goodwill	1.6
Other non-current assets	16.5
Non-current assets held for sale	$22.0

Accounts payable	$124.4
Other current liabilities	16.9
Total current liabilities held for sale	$141.3

Non-current operating lease obligations	12.8
Other non-current liabilities	0.3
Total non-current liabilities held for sale	$13.1

45 AVIENT CORPORATION

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at January 1, 2021	$237.8	$1,068.7	$1,306.5
Acquisition of businesses	—	14.1	14.1
Currency translation	(1.5)	(34.3)	(35.8)
Balance at December 31, 2021	236.3	1,048.5	1,284.8
Acquisition of businesses	396.5	—	396.5
Currency translation	19.4	(28.8)	(9.4)
Balance at December 31, 2022	$652.2	$1,019.7	$1,671.9

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(164.3)	$5.9	$537.5
Patents, technology and other	841.8	(168.8)	3.5	676.5
Indefinite-lived trade names	368.0		15.6	383.6
Total	$1,905.7	$(333.1)	$25.0	$1,597.6

	As of December 31, 2021
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$507.2	$(135.4)	$6.0	$377.8
Patents, technology and other	566.7	(134.3)	1.8	434.2
Indefinite-lived trade names	113.2	—	—	113.2
Total	$1,187.1	$(269.7)	$7.8	$925.2

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2022, 2021 and 2020 was $63.6 million, $57.5 million and $43.5 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2023	2024	2025	2026	2027
Expected Amortization Expense	$76.3	$75.8	$75.8	$75.1	$72.9

46 AVIENT CORPORATION

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of the Clariant Color Acquisition. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented through 2024 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of December 31, 2022, $52.2 million has been incurred.

A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Restructuring costs	6.7	0.6	7.3
Payments, utilization and translation	(1.1)	(0.2)	(1.3)
Balance at December 31, 2020	$5.6	$0.4	$6.0
Restructuring costs	7.8	4.2	12.0
Payments, utilization and translation	(5.8)	(4.1)	(9.9)
Balance at December 31, 2021	$7.5	$0.6	$8.1
Restructuring costs	30.9	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.4	$2.3	$36.7

Total restructuring costs included in the Consolidated Statement of Income for the twelve months ended December 31, 2022, 2021 and 2020 are shown in the table below, and are primarily associated with the Clariant Color integration.

(in millions)	2022	2021	2020
Cost of goods sold	$31.1	$14.5	$4.2
Selling and administrative expenses	7.0	0.2	15.4
Total employee separation and restructuring charges	$38.1	$14.7	$19.6

47 AVIENT CORPORATION

Note 6 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.3	423.6	3.81%
Senior secured term loan due 2029	404.7	19.2	385.5	6.53%
5.75% senior notes due 2025	650.0	4.8	645.2	5.75%
7.125% senior notes due 2030	725.0	10.1	714.9	7.125%
Other Debt	9.7	—	9.7
Total Debt	2,216.3	37.4	2,178.9
Less short-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,214.1	$37.4	$2,176.7

As of December 31, 2021 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
5.25% senior notes due 2023	600.0	1.4	598.6	5.25%
5.75% senior notes due 2025	650.0	6.8	643.2	5.75%
Senior secured term loan due 2026	611.5	6.2	605.3	1.85%
Other Debt	11.8	—	11.8
Total Debt	1,873.3	14.4	1,858.9
Less short-term and current portion of long-term debt	8.6	—	8.6
Total long-term debt, net of current portion	$1,864.7	$14.4	$1,850.3

On August 10, 2022, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, relating to the issuance by the Company of $725.0 million aggregate principal amount of 7.125% Senior Notes due 2030 (the 2030 Notes). The Company received proceeds of $715.9 million net of financing costs related to the issuance. The 2030 Notes bear interest at a rate of 7.125% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2030 Notes will mature on August 1, 2030.
On August 29, 2022, the Company entered into the Term Loan Amendment relating to the Credit Agreement, dated as of November 12, 2015, by and among Avient, Citibank, N.A., as administrative agent, and the lenders party thereto, with Citibank, N.A., as administrative agent, and the other agents and lenders named therein. Pursuant to the Term Loan Amendment, Avient, among other things, incurred a new tranche of Senior Secured Term Loan due 2029 (the 2029 Term Loan) in an aggregate principal amount equal to $575.0 million. The 2029 Term Loan was fully drawn on August 29, 2022, and the Company received proceeds of $537.6 million, net of financing costs and discounts. The interest rates per annum applicable to the 2029 Term Loan under the Credit Agreement are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.25% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.25%. The Term Loan Amendment also modified the interest rates per annum applicable to the Senior Secured Term Loan due 2026, which are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 3.06% or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 2.06%. The other terms and conditions that apply to the 2029 Term Loan are substantially the same as the terms and conditions that applied to the existing term loan under the Credit Agreement immediately prior to the Term Loan Amendment.
On November 2, 2022, the Company redeemed the entire outstanding $600 million aggregate principal amount of the 5.25% Senior Notes due March 15, 2023. The notes were redeemed at a redemption price equal to 101.0% of the principal amount of the notes plus accrued and unpaid interest to the redemption date. The redemption premium of $6.0 million and $0.4 million related to the write-off of unamortized issuances costs and discounts are included within Interest expense, net for the year ended December 31, 2022.
On November 2, 2022 and December 2, 2022, the Company made voluntary prepayments totaling $150.0 million and $200.0 million, respectively, on a pro-rata basis against the outstanding principal balances of our senior secured term loans in accordance with the provisions of the Credit Agreement. The prepayments were first applied to the 1% principal payments due annually and then to the remaining principal balances due on maturity. We
48 AVIENT CORPORATION

recognized $9.6 million related to the write-off of unamortized issuance costs and discounts associated within Interest expense, net for the year ended December 31, 2022 due to the prepayments.
Also included in Interest expense, net for the year ended December 31, 2022 are costs associated with committed financing of $10.0 million related to the APM Acquisition.
The Company maintains a senior secured revolving credit facility, which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2022, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $246.2 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2022, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at December 31, 2022 and 2021 was $2,153.1 million and $1,917.7 million, respectively, compared to carrying values of $2,178.9 million and $1,858.9 million as of December 31, 2022 and 2021, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2023	$2.2
2024	2.2
2025	652.2
2026	427.4
2027	0.4
Thereafter	1,132.0
Aggregate maturities	$2,216.3
Included in Interest expense, net for the years ended December 31, 2022, 2021 and 2020 was interest income of $34.0 million, $17.5 million, and $19.9 million, respectively. Total interest paid on debt, net of the impact of hedging (see Note 16, Derivatives and Hedging), was $69.4 million in 2022, $72.6 million in 2021 and $61.1 million in 2020.
Note 7 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Current operating lease obligations, and Non-current operating lease obligations, respectively.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Consolidated Statements of Income for the twelve months ended December 31, 2022, 2021 and 2020 were as follows:

(In millions)	2022	2021	2020
Cost of sales	$18.8	$20.1	$19.2
Selling and administrative expense	10.1	9.3	11.0
Total Operating lease cost	$28.9	$29.4	$30.2
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original
49 AVIENT CORPORATION

expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2022 and 2021 was 5.7 years and 4.7 years, respectively. The non-cash net increase in operating lease liabilities was $13.8 million, $8.3 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2022 and 2021 were 4.8% and 3.8%, respectively.
Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2022 are as follows:
Maturity Analysis of Lease Liabilities:

(in millions)	2022
2023	$19.6
2024	12.8
2025	8.2
2026	6.1
2027	5.3
Thereafter	12.7
Total	$64.7
Less amount of lease payment representing interest	(6.8)
Total present value of lease payments	$57.9
Note 8 — INVENTORIES, NET
Components of Inventories, net as of December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021
Finished products	$157.7	$90.0
Work in process	22.7	21.2
Raw materials and supplies	192.3	194.6
Inventories, net	$372.7	$305.8

Note 9 — PROPERTY, NET
Components of Property, net as of December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021
Land and land improvements	$103.5	$91.5
Buildings	432.2	348.1
Machinery and equipment	1,325.3	965.4
Property, gross	1,861.0	1,405.0
Less accumulated depreciation	(811.8)	(732.7)
Property, net	$1,049.2	$672.3

Depreciation expense from continuing operations was $93.4 million in 2022, $83.8 million in 2021 and $67.5 million in 2020.
50 AVIENT CORPORATION

Note 10 — OTHER BALANCE SHEET LIABILITIES
Other current and non-current liabilities as of December 31, 2022 and 2021 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
	December 31,		December 31,
(in millions)	2022	2021	2022	2021
Employment costs	$116.8	$177.4	$8.9	$7.6
Deferred Compensation	—	—	25.3	22.8
Restructuring Costs	36.7	8.1	—	—
Environmental liabilities	27.4	25.8	90.9	98.7
Accrued taxes	121.5	55.7	—	—
Accrued interest	35.5	14.1	—	—
Dividends payable	22.5	21.7	—	—
Unrecognized tax benefits	0.6	0.7	26.3	20.3
Derivatives	—	3.1	68.6	—
Other	34.8	33.5	15.5	15.5
Total	$395.8	$340.1	$235.5	$164.9

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

	Pension Benefits		Health Care Benefits
(in millions)	2022	2021	2022	2021
Change in benefit obligation:
Projected benefit obligation - beginning of year	$549.3	$602.0	$15.8	$18.3
Service cost	4.1	4.7	—	0.1
Interest cost	14.1	14.2	0.4	0.5
Actuarial gain	(80.8)	(12.1)	(2.9)	(1.6)
Benefits paid	(47.1)	(53.9)	(1.0)	(1.2)
Other	(5.8)	(5.6)	(6.5)	(0.3)
Projected benefit obligation - end of year	433.8	549.3	5.9	15.8
Projected salary increases	(6.3)	(7.7)	—	—
Accumulated benefit obligation	$427.5	$541.6	$5.9	$15.8
Change in plan assets:
Plan assets - beginning of year	$529.3	$573.6	$—	$—
Actual return on plan assets	(89.9)	2.9	—	—
Company contributions	6.3	8.6	1.0	1.2
Benefits paid	(47.0)	(53.9)	(1.0)	(1.2)
Other	(2.1)	(1.9)	—	—
Plan assets - end of year	$396.6	$529.3	$—	$—
Unfunded status at end of year	$(37.2)	$(20.0)	$(5.9)	$(15.8)

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2022	2021	2022	2021
Non-current assets	$31.0	$71.1	$—	$—
Accrued expenses and other liabilities	5.7	5.7	1.3	1.2
Pension and other post-retirement benefits	62.5	85.3	4.7	14.6
51 AVIENT CORPORATION

As of December 31, 2022 and 2021, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$91.5	$116.6	$5.9	$15.8
Fair value of plan assets	23.3	26.5	—	—

Accumulated benefit obligation	80.2	108.3	5.9	15.8
Fair value of plan assets	17.7	25.4	—	—

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2022	2021	2022	2021
Discount rate	4.74%	2.69%	5.17%	2.85%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	5.93%	6.44%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.13%	4.08%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2054	2065
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2022.

	Pension Benefits			Health Care Benefits
(in millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit costs (gains):
Service Cost	$4.1	$4.7	$3.0	$—	$0.1	$0.1
Interest Cost	14.1	14.2	15.3	0.4	0.5	0.4
Expected return on plan assets	(22.4)	(26.9)	(25.3)	—	—	—
Mark-to-market actuarial net losses (gains)	31.4	11.9	(10.8)	(2.9)	(1.6)	—
Curtailment	—	(0.6)	(6.4)	—	(0.3)	—
Net periodic cost (benefit)	$27.2	$3.3	$(24.2)	$(2.4)	$(1.3)	$0.5

In 2022, we recognized a $28.4 million mark-to-market loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.69% to 4.74%.
In 2021, we recognized a $9.4 million mark-to-market and curtailment loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.47% to 2.69%.
In 2020, we recognized a $17.2 million mark-to-market and curtailment gain that was primarily the result of actual asset returns that were higher than our assumed returns. The curtailment gain of $6.4 million related to lump sum payments that were offered to certain eligible participants of our US Qualified Pension Plan in the second quarter of 2020 which resulted in a settlement of $1.1 million, and a curtailment gain of $5.3 million related to certain acquired pension plans during the fourth quarter of 2020. Partially offsetting these gains was the decrease in our year end discount rate from 3.19% to 2.47%.

52 AVIENT CORPORATION

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2022	2021	2020	2022	2021	2020
Discount rate*	2.69%	2.47%	3.19%	2.85%	2.66%	3.06%
Expected long-term return on plan assets*	4.39%	4.86%	5.05%	—	—	—
Assumed health care cost trend rates at December 31:
Assumed health care cost trend rates at January 1:	N/A	N/A	N/A	6.44%	6.24%	6.16%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.08%	4.04%	4.14%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2065	2066	2054
*The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. Based on the current funded status of the plan, our pension asset investment allocation guidelines are weighted to fixed income securities. The plan keeps a minimal amount of cash available to fund benefit payments. See the following table for the plans' asset allocation.

53 AVIENT CORPORATION

The fair values of pension plan assets at December 31, 2022 and 2021, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2022
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Bonds and Notes	50.0	—	—	50.0
Global Equity	7.7	—	—	7.7
Other	—	2.7	14.5	17.2
Total	$61.4	$2.7	$14.5	$78.6

Investments measured at NAV:
Common collective funds:
United States equity				42.7
International equity				43.4
Global equity				21.6
Fixed income				210.3
Total common collective funds				$318.0

Total investments at fair value				$396.6

	Fair Value of Plan Assets at December 31, 2021
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$6.5	$—	$—	$6.5
Bonds and Notes	68.3	—	—	68.3
Global Equity	10.6	—	—	10.6
Other	—	3.1	15.3	18.4
Total	$85.4	$3.1	$15.3	$103.8

Investments at NAV
Common collective funds
United States equity				32.7
International equity				32.1
Global equity				16.5
Fixed income				344.2
Total common collective funds				$425.5

Total investments at fair value				$529.3

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
54 AVIENT CORPORATION

Level 1 assets are valued based on quoted market prices. Level 2 investments are valued based on quoted market prices and/or other market data for the same or comparable instruments and transactions of the underlying fixed income investments. The insurance contracts included in the other asset category are valued at the transacted price. Common collective funds are valued at the net asset value of units held by the fund at year-end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned.
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care benefits
2023	$42.5	$1.3
2024	39.6	0.6
2025	39.3	0.5
2026	38.0	0.5
2027	37.2	0.4
2028 through 2032	170.5	1.6
We currently estimate that employer contributions will be $8.0 million to all qualified and non-qualified pension plans and $1.3 million to all healthcare benefit plans in 2023.
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
Following are our contributions to the RSP:

(In millions)	2022	2021	2020
Retirement savings match	$12.7	$10.7	$9.9
Retirement savings contribution	—	—	0.6
Total contribution	$12.7	$10.7	$10.5

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
Since 2009, the Company, along with respondents Westlake Vinyls and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) on the remedial activities at the site. The USEPA issued
55 AVIENT CORPORATION

its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $108.6 million for this matter.
Our Consolidated Balance Sheets include accruals totaling $118.3 million and $124.5 million as of December 31, 2022 and 2021, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at December 31, 2022. However, such additional costs, if any, cannot be currently estimated.
The following table details the changes in the environmental accrued liabilities:

(in millions)	2022	2021	2020
Balance at beginning of the year	$124.5	$119.7	$112.0
Environmental expenses	24.1	23.0	20.4
Net cash payments	(30.2)	(18.2)	(12.7)
Currency translation and other	(0.1)	—	—
Balance at the end of year	$118.3	$124.5	$119.7
The environmental expenses noted in the table above are included in Cost of sales as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $8.3 million, $4.5 million, and $8.7 million in 2022, 2021 and 2020, respectively. Such insurance recoveries are recognized as income when received.
Other Litigation — Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries, and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes our current reserves are appropriate and these matters will not have a material adverse effect on the consolidated financial statements.
Note 13 — INCOME TAXES
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.

Income from continuing operations, before income taxes consists of the following:

(In millions)	2022	2021	2020
Domestic	$(82.4)	$(22.1)	$(53.3)
International	146.2	225.6	114.4
Income from continuing operations, before income taxes	$63.8	$203.5	$61.1
56 AVIENT CORPORATION

A summary of income tax expense from continuing operations is as follows:

(In millions)	2022	2021	2020
Current income tax expense (benefit):
Domestic	$(76.2)	$23.4	$(42.3)
International	56.4	50.8	31.9
Total current income tax expense (benefit)	$(19.8)	$74.2	$(10.4)
Deferred income tax expense (benefit):
Domestic	$2.6	$(26.8)	$17.2
International	(2.1)	4.5	(18.5)
Total deferred income tax expense (benefit)	$0.5	$(22.3)	$(1.3)
Total income tax expense (benefit)	$(19.3)	$51.9	$(11.7)

We elected to recognize the resulting tax on global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) as a period expense in the period in which the tax is incurred.
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant reconciling items is included below for the twelve months ended December 31, 2022, 2021 and 2020.
.

	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%

International tax rate differential:
Asia	1.1	0.4	1.2
Europe	(12.4)	(1.8)	(9.9)
North and South America	5.9	1.1	2.5
Total international tax rate differential	(5.5)	(0.3)	(6.2)

Tax on GILTI and FDII	2.8	(1.0)	9.8
International tax on certain current and prior year earnings	0.2	2.0	4.4
Non-deductible acquisition related costs	0.9	0.1	4.0
Research and development credit	(5.0)	(1.1)	(4.7)
Capital losses	(88.1)	(0.6)	(29.8)
State and local tax, net	(4.0)	0.2	(12.4)
International permanent items	15.0	0.2	(10.7)
Net impact of uncertain tax positions	12.9	1.0	2.1
Changes in valuation allowances	15.4	2.6	1.2
Other	4.2	1.4	2.2
Effective income tax rate	(30.2)%	25.5%	(19.1)%
The effective tax rates for all periods differed from the applicable U.S. federal income tax rate as a result of permanent items, state and local income taxes, differences in international tax rates and certain other items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or other items impacting the effective income tax rate are described below.
2022 Significant items
We recognized a net tax benefit of $56.2 million, 88.1%, in 2022 from federal and state capital loss deductions associated with an international affiliate's tax status change. We also recognized a tax benefit of $3.5 million, 5.5%, associated with earnings in foreign jurisdictions with statutory rates below the U.S. federal income tax rate. Further, the state and local tax benefit was $2.6 million, 4.0%, driven by a U.S. tax loss.
Offsetting these benefits in 2022 were international permanent items of $9.6 million, 15.0%, which primarily included an unfavorable tax effect of withholding taxes and nondeductible interest expense. In addition, we increased our valuation allowance by $9.9 million, 15.4%, for deferred tax assets that are unlikely to create income tax benefits
57 AVIENT CORPORATION

before their expiration. Further, uncertain tax positions increased $8.1 million, 12.9%, primarily associated with European restructuring charges which are not expected to realize a tax benefit.
2021 Significant items
For 2021, changes in valuation allowances of $5.3 million, 2.6%, related to losses in jurisdictions for which we do not expect to be able to realize the associated tax benefit. We also recognized $1.9 million, 1.0%, of uncertain tax positions, primarily associated with European restructuring actions taken in 2021.
2020 Significant items
We recognized a tax benefit of $18.2 million, 29.8%, from a carryback of capital losses associated with an investment in a foreign affiliate.
International permanent items included the favorable tax effect of notional interest deductions, favorable tax treatment of foreign exchanges losses, offset by non-deductibility of interest expense related to the receipt of tax-exempt dividends, which resulted in a net favorable tax impact of $6.5 million, 10.7%.
Components of our deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Deferred tax assets:
Employment costs	21.0	34.2
Environmental reserves	29.2	30.9
Net operating loss carryforwards	54.3	52.8
Operating leases	11.8	16.1
Research and development	39.2	22.0
Capitalized and carryforward interest	18.2	6.3
Financial Derivatives	16.7	—
Other, net	54.4	43.7
Gross deferred tax assets	$244.8	$206.0
Valuation allowances	(35.3)	(19.6)
Total deferred tax assets, net of valuation allowances	$209.5	$186.4

Deferred tax liabilities:
Property, plant and equipment	$(117.4)	$(47.4)
Goodwill and intangibles	(337.3)	(130.6)
Operating leases	(12.0)	(16.2)
Financial Derivatives	—	(6.7)
Other, net	(11.7)	(12.6)
Total deferred tax liabilities	$(478.4)	$(213.5)

Net deferred tax (liabilities) assets	$(268.9)	$(27.1)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$73.6	$73.5
Non-current deferred income tax liabilities	$(342.5)	$(100.6)

As of December 31, 2022, we had gross state net operating loss carryforwards of $17.5 million that expire between 2023 and 2038 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $201.9 million that expire between 2023 and 2039 or that have indefinite carryforward periods. Total tax valuation allowances increased $15.7 million from the prior year primarily due to the acquisition of APM, $6.3 million, and losses incurred related to European restructurings that are not expected to generate realizable income tax benefits. We have provided valuation allowances of $19.6 million against certain international and state net operating loss carryforwards that, as of this time, are expected to expire prior to utilization.
As of December 31, 2022, no tax provision has been made on approximately $532.0 million of undistributed earnings of certain non-U.S. subsidiaries as these amounts continue to be indefinitely reinvested consistent with our policy. Additionally, no deferred income taxes were recorded on taxable outside basis differences as it was not practicable to determine the tax provision impact. The ending balance of international tax on certain current and prior year earnings accrual as of December 31, 2022 and 2021 included in the Other, net deferred tax liabilities line in the table above are $7.4 million and $10.1 million, respectively.
58 AVIENT CORPORATION

We made worldwide income tax payments of $109.7 million, $102.1 million, and $188.8 million in 2022, 2021, and 2020, respectively. We received refunds of $29.4 million, $12.6 million, and $9.9 million in 2022, 2021, and 2020, respectively.
The Company records tax provisions for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2022	2021	2020
Balance as of January 1,	$19.8	$9.5	$11.2
Increases as a result of positions taken during current year	10.6	5.9	0.6
Increases as a result of positions taken for prior years	0.4	0.2	0.6
Balance related to acquired businesses	—	5.4	—
Reductions for tax positions of prior years	(4.3)	—	—
Decreases as a result of lapse of statute of limitations	(0.6)	(1.5)	(0.5)
Decreases relating to settlements with taxing authorities	—	(0.1)	(2.8)
Other, net	(0.5)	0.4	0.4
Balance as of December 31,	$25.4	$19.8	$9.5

We recognize interest and penalties related to uncertain tax positions in the tax provision. As of December 31, 2022 and 2021, we had $1.5 million and $1.2 million accrued for interest and penalties, respectively.
We expect tax settlements, if any, during the next twelve months to be immaterial to our unrecognized tax benefit accruals. If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $18.1 million.
The Company is currently being audited by U.S. federal, state and international taxing jurisdictions. With limited exceptions, we are no longer subject to U.S. federal, state and international tax examinations for periods preceding 2017.
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
59 AVIENT CORPORATION

Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2022	2021	2020
Stock appreciation rights	$5.9	$5.2	$4.4
Performance shares	0.2	0.2	0.2
Restricted stock units	7.1	5.8	6.7
Total share-based compensation	$13.2	$11.2	$11.3
Stock Appreciation Rights
During the years ended December 31, 2022, 2021 and 2020, the total number of SARs granted was 0.4 million, 0.5 million and 0.5 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2022, 2021 and 2020 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2022, 2021 and 2020:

	2022	2021	2020
Expected volatility	33.0%	34.0%	33.0%
Expected dividends	1.80%	2.01%	2.57%
Expected term (in years)	6.9	6.9	6.9
Risk-free rate	1.98%	1.19%	1.56%
Value of SARs granted	$14.91	$11.72	$8.11

A summary of SAR activity for 2022 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2022	1.9	$33.86	7.1	$39.1
Granted	0.4	52.64
Exercised	(0.1)	32.12
Forfeited or expired	—	45.88
Outstanding as of December 31, 2022	2.2	$39.08	6.8	$2.6
Vested and exercisable as of December 31, 2022	1.2	$34.63	5.6	$2.2

The total intrinsic value of SARs exercised during 2022, 2021 and 2020 was $2.4 million, $22.9 million and $1.8 million, respectively. As of December 31, 2022, there was $3.8 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 22 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2022, 2021 and 2020, the total number of RSUs granted were 0.2 million, 0.2 million and 0.3 million, respectively. In 2022, 0.2 million RSUs vested. These RSUs, which generally vest on the third anniversary of the
60 AVIENT CORPORATION

grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2022, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $38.59. Unrecognized compensation cost for RSUs at December 31, 2022 was $8.2 million, which is expected to be recognized over the weighted average remaining vesting period of 22 months.
Note 15 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior years; gains and losses on the divestiture of joint ventures and equity investments; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangible assets and goodwill. Corporate assets and liabilities primarily include cash, debt, pension and other employee benefits, environmental liabilities, assets held for sale, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
Avient has two reportable segments. Previously, Avient had three reportable segments; however, as a result of the divestiture of our Distribution business, we have removed Distribution as a separate reportable segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. The following is a description of each reportable segment.
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
Specialty Engineered Materials
Specialty Engineered Materials is a leading formulator of specialty and sustainable polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which
61 AVIENT CORPORATION

include a full range of thermoset and thermoplastic composites, reinforced with glass, carbon, aramid, and ultrahigh molecular weight polyethylene fibers. These solutions meet a wide variety of unique customer requirements for sustainability, in particular light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany, The Netherlands and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
Financial information by reportable segment is as follows:

(In millions) Year Ended December 31, 2022	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,355.0	$301.0	$101.3	$41.3
Specialty Engineered Materials	1,044.4	140.1	48.7	37.4
Corporate	(2.5)	(197.8)	12.5	26.4
Total from continuing operations	$3,396.9	$243.3	$162.5	$105.1

Year Ended December 31, 2021	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,401.6	$303.1	$105.7	$40.5
Specialty Engineered Materials	911.6	125.5	31.7	26.4
Corporate	2.3	(148.9)	7.7	32.9
Total from continuing operations	$3,315.5	$279.7	$145.1	$99.8

Year Ended December 31, 2020	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$1,502.9	$180.8	$75.1	$30.5
Specialty Engineered Materials	703.0	89.2	30.0	14.2
Corporate	9.0	(158.4)	9.3	17.6
Total from continuing operations	$2,214.9	$111.6	$114.4	$62.3
62 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2022	2021	2020
Sales:
United States and Canada	$1,372.9	$1,262.3	$927.7
Latin America	180.1	158.5	94.1
Europe	1,213.1	1,195.7	730.0
Asia	630.8	699.0	463.1
Total Sales	$3,396.9	$3,315.5	$2,214.9

	2022	2021
Total Assets:
Color, Additives and Inks	$2,703.1	$2,965.2
Specialty Engineered Materials	2,526.5	771.0
Assets held-for-sale	—	382.1
Corporate	855.4	878.9
Total	$6,085.0	$4,997.2

	2022	2021
Property, net:
United States and Canada	$513.4	$273.5
Latin America	26.5	27.9
Europe	272.2	172.4
Asia	237.1	198.5
Total Long lived assets	$1,049.2	$672.3

Note 16 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), that ongoing assessment will be done qualitatively for highly effective relationships
Net Investment Hedge
As a means of mitigating the impact of currency fluctuations on our euro investments in foreign entities, we have executed cross currency swaps, in which we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange euros for U.S. dollars.
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We received cash proceeds of $132.1 million related to the settlement of prior cross-currency swap positions during the year ended December 31, 2022.
These cross currency swaps effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the Consolidated Statements of Income are benefits of $30.3 million and $16.4 million for the years ended December 31, 2022 and 2021, respectively, related to net interest payments received from counterparties.
We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the
63 AVIENT CORPORATION

derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended December 31, 2022 and 2021, a gain of $21.6 million and a gain of $52.5 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Designated as Cash Flow Hedging Instruments
In August 2018, we entered into two interest rate swaps with a combined notional amount of $150.0 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $150.0 million of our floating rate debt to a fixed rate. We began to receive floating rate interest payments based upon one month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 2.732% until November 2022. The net interest payments accrued each month for these highly effective hedges are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of AOCI. The amount of expense recognized within Interest expense, net, associated with interest rate swaps was $1.8 million and $4.0 million for the years ending December 31, 2022 and 2021, respectively. The amount recognized in AOCI, net of tax was a gain of $2.3 million and loss of $3.2 million for the years ended December 31, 2022 and 2021, respectively.
Derivatives Not Initially Designated for Hedge Accounting
On April 20, 2022, we executed forward starting cross currency swaps, pursuant to which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900.0 million, as a means of mitigating the impact of currency fluctuations on our future euro investments in foreign entities related to the APM Acquisition. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, to mitigate the impact of currency fluctuations on the euro-denominated purchase price for the APM Acquisition. In conjunction with the closing of the APM Acquisition, we completed the initial exchange of U.S. dollars for euros as part of the cross-currency swaps and designated these instruments as a net investment hedge against the acquired euro net assets of APM. Changes in the fair value of the cross-currency swaps prior to designation as a net investment hedge and foreign exchange forward contracts were recorded in earnings directly. Beginning September 1, 2022, changes in the fair value of these instruments are recognized in AOCI and offset the changes in our euro net assets. The amount of expense recognized within Other income, net in our Consolidated Statements of Income was $37.3 million for the year ended December 31, 2022, which resulted in a $38.8 million cash payment during the year ended December 31, 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets as of December 31, 2022 and 2021 is as follows:

(In millions)	Balance Sheet Location	2022	2021
Assets
Cross Currency Swaps (Net Investment Hedge)	Other non-current assets	$—	$31.7
Liabilities
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$68.6	$—
Interest Rate Swap (Fair Value Hedge)	Other current liabilities	$—	$3.1

64 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
The Company completed the APM Acquisition on September 1, 2022 and has not yet included APM in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating APM into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include APM. APM constituted approximately 11.2% of the Company's total assets (exclusive of acquired goodwill and intangible assets) as of December 31, 2022, and approximately 3.9% of the Company's net sales for the year ended December 31, 2022.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management's assessment of internal control over financial reporting as of December 31, 2022 excludes internal control over financial reporting related to APM (acquired September 1, 2022), which constituted approximately 11.2% of the Company's total assets (exclusive of acquired goodwill and intangible assets) as of December 31, 2022, and approximately 3.9% of the Company's net sales for the year ended December 31, 2022.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2022. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2022, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 29 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations in internal control over financial reporting
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may
65 AVIENT CORPORATION

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

66 AVIENT CORPORATION

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
67 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2023 Annual Meeting of Shareholders (2023 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2023 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2023 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding our equity compensation plans and security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2023 Proxy Statement.
68 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

2.2†
Signing Protocol between Avient Corporation and Koninklijke DSM N.V., dated April 19, 2022 (including the final form of Sale and Purchase Agreement between Avient Corporation and Koninklijke DSM N.V. as Annex A) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, SEC File No. 1-16091)

2.3†
Sale and Purchase Agreement of the DSM Protective Materials Business, by and among Koninklijke DSM N.V., Avient Corporation and, solely for the purposes of Clause 2.1 and Clause 2.2, Fiber-Line International B.V., dated June 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 24, 2022, SEC File No. 1-16091)

2.4†
Asset Purchase Agreement, dated August 11, 2022, by and between Avient Corporation and Hilo Group Buyer, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

4.1
Indenture, dated May 13, 2020, between PolyOne Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020, SEC File No. 1-16091)

4.2
Indenture, dated August 10, 2022, between Avient Corporation and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 10, 2022, SEC File No. 1-16091)

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

69 AVIENT CORPORATION

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

10.11+
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

10.13+	Avient 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.14+
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

70 AVIENT CORPORATION

Exhibit No.	Exhibit Description
10.26+
Form of 2022 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, SEC File No. 1-16091)

10.27+**	Form of 2023 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Robert M. Patterson, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Robert M. Patterson, Chairman, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

71 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIENT CORPORATION

February 22, 2023	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ROBERT M. PATTERSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
Robert M. Patterson

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2023
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 22, 2023
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	February 22, 2023
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 22, 2023
Gregory J. Goff

/S/ NEIL GREEN	Director	February 22, 2023
Neil Green

/S/ WILLIAM R. JELLISON	Director	February 22, 2023
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 22, 2023
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 22, 2023
Kim Ann Mink

/S/ ERNEST NICOLAS	Director	February 22, 2023
Ernest Nicolas

/S/ KERRY J. PREETE	Director	February 22, 2023
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 22, 2023
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 22, 2023
William A. Wulfsohn

72 AVIENT CORPORATION