Form 10-Q
period 2023-03-31
AVIENT CORP
filed 2023-05-03
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2023 was 91,072,473.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Sales	$845.7	$892.2
Cost of sales	598.1	637.8
Gross margin	247.6	254.4
Selling and administrative expense	190.5	152.2
Operating income	57.1	102.2
Interest expense, net	(28.8)	(16.9)
Other income (expense), net	0.7	(0.6)
Income from continuing operations before income taxes	29.0	84.7
Income tax expense	(7.7)	(20.0)
Net income from continuing operations	21.3	64.7
(Loss) income from discontinued operations, net of income taxes	(0.9)	19.8
Net income	$20.4	$84.5
Net income attributable to noncontrolling interests	(0.5)	(0.3)
Net income attributable to Avient common shareholders	$19.9	$84.2

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.23	$0.70
Discontinued operations	(0.01)	0.22
Total	$0.22	$0.92

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.23	$0.70
Discontinued operations	(0.01)	0.21
Total	$0.22	$0.91

Weighted-average shares used to compute earnings per common share:
Basic	91.0	91.5
Dilutive impact of share-based compensation	0.8	0.8
Diluted	91.8	92.3

Anti-dilutive shares not included in diluted common shares outstanding	0.5	0.2

Cash dividends declared per share of common stock	$0.2475	$0.2375
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$20.4	$84.5
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	17.7	(9.2)
Cash flow hedges	—	1.3
Other	(1.6)	—
Total other comprehensive income (loss)	16.1	(7.9)
Total comprehensive income	36.5	76.6
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.3)
Comprehensive income attributable to Avient common shareholders	$36.0	$76.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$582.7	$641.1
Accounts receivable, net	484.4	440.6
Inventories, net	371.9	372.7
Other current assets	125.3	115.3
Total current assets	1,564.3	1,569.7
Property, net	1,045.7	1,049.2
Goodwill	1,689.7	1,671.9
Intangible assets, net	1,601.7	1,597.6
Other non-current assets	209.8	196.6
Total assets	$6,111.2	$6,085.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2.2	$2.2
Accounts payable	448.1	454.4
Accrued expenses and other current liabilities	386.9	412.8
Total current liabilities	837.2	869.4
Non-current liabilities:
Long-term debt	2,177.7	2,176.7
Pension and other post-retirement benefits	66.2	67.2
Deferred income taxes	332.5	342.5
Other non-current liabilities	329.0	276.4
Total non-current liabilities	2,905.4	2,862.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,349.8	2,334.5
Noncontrolling interest	18.8	18.3
Total equity	2,368.6	2,352.8
Total liabilities and equity	$6,111.2	$6,085.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$20.4	$84.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.7	35.7
Accelerated depreciation	1.8	2.1
Share-based compensation expense	3.2	3.2
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(40.2)	(118.8)
Decrease (increase) in inventories	3.8	(15.1)
(Decrease) increase in accounts payable	(9.9)	90.5
Accrued expenses and other assets and liabilities, net	(50.0)	(63.2)
Net cash (used) provided by operating activities	(22.2)	18.9
Investing activities
Capital expenditures	(20.3)	(13.3)
Net proceeds from divestiture	7.3	—
Net cash used by investing activities	(13.0)	(13.3)
Financing activities
Purchase of common shares for treasury	—	(15.8)
Cash dividends paid	(22.5)	(21.7)
Repayment of long-term debt	(0.8)	(2.4)
Other financing	(2.3)	(3.9)
Net cash used by financing activities	(25.6)	(43.8)
Effect of exchange rate changes on cash	2.4	(0.4)
Decrease in cash and cash equivalents	(58.4)	(38.6)
Cash and cash equivalents at beginning of year	641.1	601.2
Cash and cash equivalents at end of period	$582.7	$562.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2023. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
Accounting Standards Adopted
Accounting Standards Update (ASU) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), provides guidance that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the program and information about their obligations that are outstanding at the end of the reporting period. The Company has evaluated the impact of adopting this standard and has concluded that there is not material activity under supplier finance programs that would require disclosure within the notes to the consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's material offerings of composites and engineered fibers, and results are recognized within the Specialty Engineered Materials segment.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired.
The APM Acquisition is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of March 31, 2023, the purchase accounting for the APM Acquisition is preliminary and purchase price allocation adjustments will be made through the end of the Company's measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair values of assets acquired as well as the associated deferred income taxes and residual goodwill, which may differ materially from the preliminary estimates. There were no measurement period adjustments recorded during the three months ended March 31, 2023.

6 AVIENT CORPORATION

The preliminary purchase price allocation is as follows:

(in millions)	Preliminary Allocation
Cash and cash equivalents	$50.7
Accounts receivable	54.0
Inventories	128.4
Other current assets	2.0
Property	395.1
Intangible assets:
Indefinite-lived trade names	254.9
Customer relationships	188.6
Patents, technology, and other	275.1
Goodwill	396.5
Other non-current assets	12.3
Accounts payable	32.2
Accrued expenses and other current liabilities	13.2
Deferred tax liabilities	220.0
Noncontrolling interests	2.3
Other non-current liabilities	13.1
Total purchase price consideration	$1,476.8
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
Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

Three Months Ended
March 31, 2022
Sales	$987.0
Income from continuing operations before income taxes	88.1
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.
The pro forma income from continuing operations before income taxes for the three months ended March 31, 2022 gives effect to intangible amortization from the preliminary purchase price allocation and increased interest expense resulting from the APM Acquisition financing transactions.
Note 3 — DISCONTINUED OPERATIONS
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital (the Purchaser) for $950.0 million in cash consideration, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the period ended March 31, 2023. The results of the Distribution business are classified as discontinued operations for all periods presented.
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business for the three months ended March 31, 2023 and 2022.

7 AVIENT CORPORATION

	Three Months Ended March 31,
(In millions)	2023	2022
Sales	$—	$401.6
Cost of sales	—	362.2
Selling and administrative expense	0.3	13.0
Other expense	0.7	—
(Loss) income from discontinued operations before income taxes	(1.0)	26.4
Income tax expense	0.1	(6.6)
(Loss) income from discontinued operations, net of income taxes	$(0.9)	$19.8

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2023 and December 31, 2022 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2022	$652.2	$1,019.7	$1,671.9
Currency translation	7.2	10.6	17.8
Balance at March 31, 2023	$659.4	$1,030.3	$1,689.7

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(172.8)	$13.3	$536.4
Patents, technology and other	841.8	(179.9)	15.3	677.2
Indefinite-lived trade names	368.0	—	20.1	388.1
Total	$1,905.7	$(352.7)	$48.7	$1,601.7

	As of December 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(164.3)	$5.9	$537.5
Patents, technology and other	841.8	(168.8)	3.5	676.5
Indefinite-lived trade names	368.0	—	15.6	383.6
Total	$1,905.7	$(333.1)	$25.0	$1,597.6

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of the Clariant Color Acquisition. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented through 2024 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of March 31, 2023, $55.8 million has been incurred.
A summary of the Clariant Color integration restructuring is shown below:

8 AVIENT CORPORATION

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2022	$7.5	$0.6	$8.1
Restructuring costs	30.9	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.4	$2.3	$36.7
Restructuring costs	1.3	2.3	3.6
Payments, utilization and translation	(2.6)	(1.8)	(4.5)
Balance at March 31, 2023	$33.0	$2.7	$35.8

Additional headcount reductions were taken in the first quarter of 2023 as a result of global demand reductions, which resulted in a charge of $14.1 million recorded during the three months ended March 31, 2023.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2023	As of December 31, 2022
Finished products	$163.0	$157.7
Work in process	26.1	22.7
Raw materials and supplies	182.8	192.3
Inventories, net	$371.9	$372.7

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2023	As of December 31, 2022
Land and land improvements	$104.4	$103.5
Buildings	435.2	432.2
Machinery and equipment	1,352.0	1,325.3
Property, gross	1,891.6	1,861.0
Less accumulated depreciation	(845.9)	(811.8)
Property, net	$1,045.7	$1,049.2

Note 8 — INCOME TAXES
During the three months ended March 31, 2023, the Company’s effective tax rate of 26.6% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, tax on global intangible low-taxed income (GILTI), and an increase in foreign valuation allowances. These unfavorable items were partially offset by U.S. research and development credits, favorable foreign tax rate differential, and other favorable permanent tax items.
During the three months ended March 31, 2022, the Company’s effective tax rate of 23.5% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, GILTI, and state taxes. These unfavorable items were also partially offset U.S. research and development credits, favorable foreign tax rate differential, and other favorable permanent tax items.
Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

9 AVIENT CORPORATION

As of March 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.0	423.9	7.54%
Senior secured term loan due 2029	404.7	18.5	386.2	7.73%
5.75% senior notes due 2025	650.0	4.3	645.7	5.75%
7.125% senior notes due 2030	725.0	9.8	715.2	7.125%
Other Debt	8.9	—	8.9
Total Debt	2,215.5	35.6	2,179.9
Less short-term and current portion of long-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,213.3	$35.6	$2,177.7

As of December 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.3	423.6	3.81%
Senior secured term loan due 2029	404.7	19.2	385.5	6.53%
5.75% senior notes due 2025	650.0	4.8	645.2	5.75%
7.125% senior notes due 2030	725.0	10.1	714.9	7.125%
Other Debt	9.7	—	9.7
Total Debt	2,216.3	37.4	2,178.9
Less short-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,214.1	$37.4	$2,176.7
As of March 31, 2023, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had remaining availability of $226.8 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2023, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2023 and December 31, 2022 was $2,192.6 million and $2,153.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 10 — SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Previously, Avient had three reportable segments; however, as a result of the divestiture of the Distribution business, we have removed Distribution as a separate reportable segment and its results are presented as a discontinued operation. Historical information has been retrospectively adjusted to reflect these changes. Refer to Note 3, Discontinued Operations for additional information. Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior years; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.

10 AVIENT CORPORATION

Segment information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$537.0	$65.6	$649.5	$94.5
Specialty Engineered Materials	309.7	43.1	243.1	38.3
Corporate	(1.0)	(51.6)	(0.4)	(30.6)
Total	$845.7	$57.1	$892.2	$102.2

	Total Assets
(In millions)	As of March 31, 2023	As of December 31, 2022
Color, Additives and Inks	$2,745.0	$2,703.1
Specialty Engineered Materials	2,570.3	2,526.5
Corporate	795.9	855.4
Total assets	$6,111.2	$6,085.0

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. Our current reserve totals $102.0 million for this matter.
During the three months ended March 31, 2023, Avient recognized $1.4 million related to environmental remediation costs, compared to $2.0 million recognized during the three months ended March 31, 2022.

11 AVIENT CORPORATION

During the three months ended March 31, 2022, Avient received $0.6 million of insurance recoveries. These expenses and insurance recoveries are included within Cost of sales within our Condensed Consolidated Statements of Income.
Our Condensed Consolidated Balance Sheets include accruals totaling $111.5 million and $118.3 million as of March 31, 2023 and December 31, 2022, respectively, based on our estimates of probable future environmental expenditures relating to previously contaminated sites. These undiscounted amounts are included in Accrued expenses and other current liabilities and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets. The accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. Depending upon the results of future testing, completion and results of remedial investigation and feasibility studies, the ultimate remediation alternatives undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued at March 31, 2023. However, such additional costs, if any, cannot be currently estimated.
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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2023, losses of $29.5 million were recognized within translation adjustments in AOCI, net of tax, compared to a gain of $6.8 million, net of tax, for the three months ended March 31, 2022. Net interest payments received reduce Interest expense, net within the Condensed Consolidated Statements of Income and resulted in interest income of $9.7 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
Liabilities
Net investment hedge	Other non-current liabilities	$108.5	$68.6

12 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have manufacturing and warehouse across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
Trends and Developments
APM Acquisition
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as Avient Protective Materials and APM. The APM Acquisition will enhance Avient's material offerings of composites and engineered fibers.
Distribution business sale
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital, (the "Purchaser") for $950.0 million in cash, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the period ended March 31, 2023. The results of the Distribution business are presented as discontinued operations for all periods presented.

13 AVIENT CORPORATION

Results of Operations — The three months ended March 31, 2023 compared to three months ended March 31, 2022:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2023	2022	Change	% Change
Sales	$845.7	$892.2	$(46.5)	(5.2)%
Cost of sales	598.1	637.8	39.7	6.2%
Gross margin	247.6	254.4	(6.8)	(2.7)%
Selling and administrative expense	190.5	152.2	(38.3)	(25.2)%
Operating income	57.1	102.2	(45.1)	(44.1)%
Interest expense, net	(28.8)	(16.9)	(11.9)	(70.4)%
Other income (expense), net	0.7	(0.6)	1.3	nm
Income from continuing operations before income taxes	29.0	84.7	(55.7)	(65.8)%
Income tax expense	(7.7)	(20.0)	12.3	61.5%
Net income from continuing operations	21.3	64.7	(43.4)	(67.1)%
(Loss) income from discontinued operations, net of income taxes	(0.9)	19.8	(20.7)	nm
Net income	20.4	84.5	(64.1)	(75.9)%
Net income attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)	nm
Net income attributable to Avient common shareholders	$19.9	$84.2	$(64.3)	(76.4)%

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.23	$0.70
Discontinued operations	(0.01)	0.22
Total	$0.22	$0.92

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.23	$0.70
Discontinued operations	(0.01)	0.21
Total	$0.22	$0.91
nm - not meaningful
Sales
Sales decreased $46.5 million or 5.2% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The acquisition of APM increased sales by 10.8%, which was more than offset by the impacts of lower global demand and customer destocking as well as the unfavorable impact of foreign currency.
Cost of sales
As a percent of sales, cost of sales decreased from 71.5% to 70.7% in the three months ended March 31, 2022 to March 31, 2023, primarily as a result of mix along with raw material deflation, partially offset by higher restructuring charges in the first quarter 2023.
Selling and administrative expense
Selling and administrative expense increased $38.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the acquisition of APM along with higher restructuring charges associated with 2023 actions taken in response to lower global demand.

14 AVIENT CORPORATION

Interest expense, net
Interest expense, net increased $11.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 related to due to new debt financing associated with the APM Acquisition and the impact of higher interest rates on our variable term debt.
Income taxes
During the three months ended March 31, 2023, the Company’s effective tax rate was 26.6% versus 23.5% for the three months ended March 31, 2022. The income tax rate increase is primarily due to the higher tax expense associated with valuation allowances, and a higher rate effect of foreign withholding tax for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was partially offset by favorable permanent tax items for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
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
Sales and Operating Income — The three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2023	2022	Change	% Change
Sales:
Color, Additives and Inks	$537.0	$649.5	$(112.5)	(17.3)%
Specialty Engineered Materials	309.7	243.1	66.6	27.4%
Corporate	(1.0)	(0.4)	(0.6)	(150.0)%
Total Sales	$845.7	$892.2	$(46.5)	(5.2)%

Operating income:
Color, Additives and Inks	$65.6	$94.5	$(28.9)	(30.6)%
Specialty Engineered Materials	43.1	38.3	4.8	12.5%
Corporate	(51.6)	(30.6)	(21.0)	(68.6)%
Total Operating Income	$57.1	$102.2	$(45.1)	(44.1)%
Color, Additives and Inks
Sales decreased $112.5 million or 17.3% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by global demand and customer destocking and the unfavorable impact of foreign currency.
Operating income decreased $28.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by lower global demand and customer destocking.

15 AVIENT CORPORATION

Specialty Engineered Materials
Sales increased $66.6 million or 27.4% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The acquisition of APM increased sales by 39.7%, which was partially offset by the impacts of lower global demand and customer destocking.
Operating income increased $4.8 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, as the impact of APM more than offset the aforementioned lower demand and customer destocking.
Corporate
Corporate costs increased $21.0 million or 68.6% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to higher restructuring charges in the first quarter of 2023.
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
The following table summarizes our liquidity as of March 31, 2023 and December 31, 2022:

(In millions)	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$582.7	$641.1
Revolving credit availability	226.8	246.2
Liquidity	$809.5	$887.3

As of March 31, 2023, approximately 58% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for 2023 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed. Expected uses of cash for 2023 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022.
Operating Activities — In the three months ended March 31, 2023, net cash used by operating activities was $22.2 million as compared to net cash provided by operating activities of $18.9 million for the three months ended March 31, 2022, driven primarily by lower earnings.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2023 of $13.0 million reflects the impact of capital expenditures, offset by proceeds received from the divestiture of the Distribution business.
Net cash used by investing activities during the three months ended March 31, 2022 of $13.3 million reflects capital expenditures.
Financing Activities — Net cash provided by financing activities for the three months ended March 31, 2023 of $25.6 million primarily reflects $22.5 million of dividends paid.
Net cash used by financing activities for the three months ended March 31, 2022 of $43.8 million primarily reflects $21.7 million of dividends paid, repayment of debt of $2.4 million, and repurchase of our outstanding common shares of $15.8 million.

16 AVIENT CORPORATION

Debt
As of March 31, 2023, our principal amount of debt totaled $2,215.5 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2023	$1.4
2024	2.2
2025	652.2
2026	427.4
2027	0.4
Thereafter	1,131.9
Aggregate maturities	$2,215.5
As of March 31, 2023, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
Derivatives and Hedging
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. For additional information regarding our derivative instruments, please see Note 12, Derivatives and Hedging to the accompanying condensed consolidated financial statements.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, derivative instruments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2023, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation and any recessionary conditions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 1A, “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the first quarter ended March 31, 2023, there were no material changes to our previously disclosed risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	4,957,472
February 1 to February 28	—	—	—	4,957,472
March 1 to March 31	—	—	—	4,957,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of March 31, 2023, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

19 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Amended and Restated Code of Regulations, effective June 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

10.1**†
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and Avient S.a.r.l.

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

20 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2023	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

21 AVIENT CORPORATION