Form 10-Q
period 2023-06-30
AVIENT CORP
filed 2023-07-27
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2023 was 91,080,656.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$824.4	$891.0	$1,670.1	$1,783.2
Cost of sales	583.7	630.1	1,181.8	1,267.9
Gross margin	240.7	260.9	488.3	515.3
Selling and administrative expense	178.4	160.8	368.9	313.0
Operating income	62.3	100.1	119.4	202.3
Interest expense, net	(29.4)	(16.2)	(58.2)	(33.1)
Other (expense) income, net	(0.2)	1.6	0.5	1.0
Income from continuing operations before income taxes	32.7	85.5	61.7	170.2
Income tax expense	(10.4)	(22.7)	(18.1)	(42.7)
Net income from continuing operations	22.3	62.8	43.6	127.5
Income (loss) from discontinued operations, net of income taxes	—	21.9	(0.9)	41.7
Net income	$22.3	$84.7	$42.7	$169.2
Net income attributable to noncontrolling interests	(0.2)	—	(0.7)	(0.3)
Net income attributable to Avient common shareholders	$22.1	$84.7	$42.0	$168.9

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.24	$0.69	$0.47	$1.39
Discontinued operations	—	0.24	(0.01)	0.46
Total	$0.24	$0.93	$0.46	$1.85

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.24	$0.68	$0.47	$1.38
Discontinued operations	—	0.24	(0.01)	0.45
Total	$0.24	$0.92	$0.46	$1.83

Weighted-average shares used to compute earnings per common share:
Basic	91.1	91.4	91.1	91.4
Dilutive impact of share-based compensation	0.8	0.7	0.8	0.8
Diluted	91.9	92.1	91.9	92.2

Anti-dilutive shares not included in diluted common shares outstanding	0.5	0.2	0.6	0.3

Cash dividends declared per share of common stock	$0.2475	$0.2375	$0.4950	$0.4750
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$22.3	$84.7	$42.7	$169.2
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(16.3)	(50.2)	1.3	(59.3)
Cash flow hedges	—	0.9	—	2.1
Other	(1.6)	—	(3.1)	—
Total other comprehensive loss	(17.9)	(49.3)	(1.8)	(57.2)
Total comprehensive income	4.4	35.4	40.9	112.0
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.7)	(0.3)
Comprehensive income attributable to Avient common shareholders	$4.2	$35.4	$40.2	$111.7
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$528.7	$641.1
Accounts receivable, net	506.4	440.6
Inventories, net	359.0	372.7
Other current assets	116.6	115.3
Total current assets	1,510.7	1,569.7
Property, net	1,007.4	1,049.2
Goodwill	1,705.7	1,671.9
Intangible assets, net	1,614.7	1,597.6
Other non-current assets	213.3	196.6
Total assets	$6,051.8	$6,085.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2.2	$2.2
Accounts payable	428.7	454.4
Accrued expenses and other current liabilities	345.6	412.8
Total current liabilities	776.5	869.4
Non-current liabilities:
Long-term debt	2,179.2	2,176.7
Pension and other post-retirement benefits	67.3	67.2
Deferred income taxes	304.8	342.5
Other non-current liabilities	370.3	276.4
Total non-current liabilities	2,921.6	2,862.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,334.7	2,334.5
Noncontrolling interest	19.0	18.3
Total equity	2,353.7	2,352.8
Total liabilities and equity	$6,051.8	$6,085.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$42.7	$169.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.2	71.1
Accelerated depreciation	1.9	3.2
Share-based compensation expense	6.5	6.3
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(66.6)	(133.2)
Decrease (increase) in inventories	14.0	(45.9)
(Decrease) increase in accounts payable	(26.2)	98.5
Accrued expenses and other assets and liabilities, net	(93.2)	(62.5)
Net cash (used) provided by operating activities	(24.7)	106.7
Investing activities
Capital expenditures	(45.9)	(34.0)
Settlement of foreign exchange derivatives	—	75.1
Net proceeds from divestiture	7.3	—
Net cash used by investing activities	(38.6)	41.1
Financing activities
Purchase of common shares for treasury	—	(36.4)
Cash dividends paid	(45.0)	(43.5)
Repayment of long-term debt	(1.0)	(4.4)
Other financing	(2.3)	(4.1)
Net cash used by financing activities	(48.3)	(88.4)
Effect of exchange rate changes on cash	(0.8)	(15.5)
Decrease in cash and cash equivalents	(112.4)	43.9
Cash and cash equivalents at beginning of year	641.1	601.2
Cash and cash equivalents at end of period	$528.7	$645.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6
Net income	—	—	—	—	22.1	—	—	22.1	0.2	22.3
Other comprehensive loss	—	—	—	—	—	—	(17.9)	(17.9)	—	(17.9)
Cash dividends declared	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	3.1	—	0.1	—	3.2	—	3.2
Balance at June 30, 2023	122.2	(31.3)	$1.2	$1,524.1	$1,820.5	$(933.5)	$(77.6)	$2,334.7	$19.0	$2,353.7

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3
Net income	—	—	—	—	84.7	—	—	84.7	—	84.7
Other comprehensive loss	—	—	—	—	—	—	(49.3)	(49.3)	—	(49.3)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.5)	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Share-based compensation and exercise of awards	—	—	—	3.4	—	—	—	3.4	—	3.4
Other	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	122.2	(31.3)	$1.2	$1,513.0	$1,333.5	$(935.2)	$(102.8)	$1,809.7	$16.1	$1,825.8
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2023. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
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
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. The APM Acquisition is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of June 30, 2023, the purchase accounting for the APM Acquisition was preliminary and purchase price allocation adjustments will be made through the end of the Company's measurement period, which is not to exceed one year from the acquisition date. During the measurement period, we will continue to obtain information to assist in finalizing the fair values of assets acquired as well as the associated deferred income taxes and residual goodwill, which may differ materially from the preliminary estimates. Measurement period adjustments since our initial preliminary estimates reported in our third quarter 2022 Form 10-Q are reflected in the table below. Measurement period adjustments recorded to the Condensed Consolidated Statement of Income were not material for the three and six months ended June 30, 2023.

6 AVIENT CORPORATION

The preliminary purchase price allocation is as follows:

(in millions)	9/1/2022 Allocation	Measurement period adjustments	6/30/2023 Allocation
Cash and cash equivalents	$50.7	$—	$50.7
Accounts receivable	52.2	1.8	54.0
Inventories	136.2	(7.8)	128.4
Other current assets	2.0	—	2.0
Property	361.9	(2.0)	359.9
Intangible assets:
Indefinite-lived trade names	254.9	—	254.9
Customer relationships	198.7	15.0	213.7
Patents, technology, and other	275.1	—	275.1
Goodwill	277.1	126.9	404.0
Other non-current assets	12.3	—	12.3
Accounts payable	32.2	—	32.2
Accrued expenses and other current liabilities	12.9	0.3	13.2
Deferred tax liabilities	86.1	131.3	217.4
Noncontrolling interests	—	2.3	2.3
Other non-current liabilities	13.1	—	13.1
Total purchase price consideration	$1,476.8	$—	$1,476.8
Definite-lived intangible assets that have been acquired have a preliminary useful life range of 15 - 20 years. Goodwill of $404.0 million resulting from the acquisition was recorded to the Specialty Engineered Materials segment. The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition and the deferred tax impact of applying purchase accounting. Goodwill is not deductible for tax purposes.
Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Sales	$991.6	$1,978.6
Income from continuing operations before income taxes	91.5	179.6
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.
The pro forma income from continuing operations before income taxes for the three and six months ended June 30, 2022 gives effect to intangible amortization from the preliminary purchase price allocation and increased interest expense resulting from the APM Acquisition financing transactions.
Note 3 — DISCONTINUED OPERATIONS
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash consideration, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the six months ended June 30, 2023. The results of the Distribution business are classified as discontinued operations for all periods presented.
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business for the three and six months ended June 30, 2023 and 2022.

7 AVIENT CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Sales	$—	$411.4	$—	$813.0
Cost of sales	—	368.3	—	730.5
Selling and administrative expense	—	13.7	0.2	26.7
Other (income) expense	—	(0.1)	0.7	(0.1)
Income (loss) from discontinued operations before income taxes	—	29.3	(0.9)	55.7
Income tax expense	—	(7.4)	—	(14.0)
Income (loss) from discontinued operations, net of income taxes	$—	$21.9	$(0.9)	$41.7

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2023 and December 31, 2022 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2022	$652.2	$1,019.7	$1,671.9
Acquisition of businesses	7.5	—	7.5
Currency translation	15.0	11.3	26.3
Balance at June 30, 2023	$674.7	$1,031.0	$1,705.7

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$720.9	$(182.0)	$16.7	$555.6
Patents, technology and other	841.8	(191.7)	18.6	668.7
Indefinite-lived trade names	368.0	—	22.4	390.4
Total	$1,930.7	$(373.7)	$57.7	$1,614.7

	As of December 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(164.3)	$5.9	$537.5
Patents, technology and other	841.8	(168.8)	3.5	676.5
Indefinite-lived trade names	368.0	—	15.6	383.6
Total	$1,905.7	$(333.1)	$25.0	$1,597.6

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented through 2024 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of June 30, 2023, $56.5 million has been incurred.

8 AVIENT CORPORATION

A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2022	$7.5	$0.6	$8.1
Restructuring costs	30.9	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.4	$2.3	$36.7
Restructuring costs	1.3	2.3	3.6
Payments, utilization and translation	(2.6)	(1.8)	(4.5)
Balance at March 31, 2023	$33.0	$2.8	$35.8
Restructuring costs	(0.3)	1.0	0.7
Payments, utilization and translation	(0.8)	(0.1)	(0.9)
Balance at June 30, 2023	$31.9	$3.7	$35.6

Personnel reductions were taken in the first half of 2023 as a result of slowing global demand, which resulted in a charge of $0.9 million and $15.0 million recorded during the three and six months ended June 30, 2023, respectively.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2023	As of December 31, 2022
Finished products	$151.8	$157.7
Work in process	26.1	22.7
Raw materials and supplies	181.1	192.3
Inventories, net	$359.0	$372.7

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2023	As of December 31, 2022
Land and land improvements	$104.0	$103.5
Buildings	435.3	432.2
Machinery and equipment	1,335.8	1,325.3
Property, gross	1,875.1	1,861.0
Less accumulated depreciation	(867.7)	(811.8)
Property, net	$1,007.4	$1,049.2

Note 8 — INCOME TAXES
During the three and six months ended June 30, 2023, the Company’s effective tax rate of 31.8% and 29.3%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to an increase in foreign valuation allowances, tax on global intangible low-taxed income (GILTI), permanent tax items, and foreign withholding tax. These unfavorable items were partially offset by U.S. research and development credits and favorable international tax rate differential.
During the three and six months ended June 30, 2022, the Company’s effective tax rate of 26.6% and 25.1%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to an increase in foreign valuation allowances, foreign withholding tax, state taxes, and tax on GILTI. These unfavorable items were also partially offset by U.S. research and favorable international tax rate differential.

9 AVIENT CORPORATION

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	2.7	424.2	7.77%
Senior secured term loan due 2029	404.7	17.8	386.9	7.96%
5.75% senior notes due 2025	650.0	3.9	646.1	5.75%
7.125% senior notes due 2030	725.0	9.5	715.5	7.125%
Other Debt	8.7	—	8.7
Total Debt	2,215.3	33.9	2,181.4
Less short-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,213.1	$33.9	$2,179.2

As of December 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.3	423.6	3.81%
Senior secured term loan due 2029	404.7	19.2	385.5	6.53%
5.75% senior notes due 2025	650.0	4.8	645.2	5.75%
7.125% senior notes due 2030	725.0	10.1	714.9	7.125%
Other Debt	9.7	—	9.7
Total Debt	2,216.3	37.4	2,178.9
Less short-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,214.1	$37.4	$2,176.7
As of June 30, 2023, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had remaining availability of $226.6 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2023, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2023 and December 31, 2022 was $2,186.4 million and $2,153.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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

10 AVIENT CORPORATION

Segment information for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$524.5	$68.0	$649.1	$93.6
Specialty Engineered Materials	300.8	39.7	242.3	35.2
Corporate	(0.9)	(45.4)	(0.4)	(28.7)
Total	$824.4	$62.3	$891.0	$100.1

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$1,061.5	$133.6	$1,298.6	$188.1
Specialty Engineered Materials	610.5	82.8	485.4	73.5
Corporate	(1.9)	(97.0)	(0.8)	(59.3)
Total	$1,670.1	$119.4	$1,783.2	$202.3

	Total Assets
(In millions)	As of June 30, 2023	As of December 31, 2022
Color, Additives and Inks	$2,748.8	$2,703.1
Specialty Engineered Materials	2,554.5	2,526.5
Corporate	748.5	855.4
Total assets	$6,051.8	$6,085.0

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018, selecting a remedy consistent with our accrual assumptions. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA

11 AVIENT CORPORATION

to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. As of June 30, 2023 we had accrued $107.9 million for this matter which is aligned to this Federal Court of Approval and USEPA ROD. We have begun remedial action for a portion of the site and continue to progress through remedial design for other portions of the site. In the third quarter of 2023, we expect to receive construction proposals for a portion of the site remedy, which are expected to further aid in remedial design and our assessment of projected costs. Information contained in the proposals will be assessed against our accrual assumptions when received.
Total environmental accruals of $117.2 million and $118.3 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and our view of the most likely remedy. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statement of Income. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, the ultimate remedial action undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and six months ended June 30, 2023, Avient recognized $13.0 million and $14.4 million, respectively, primarily due to the ongoing remedial action at Calvert City, compared to $3.0 million and $5.0 million recognized during the three and six months ended June 30, 2022, respectively. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2023, losses of $28.2 million and $57.7 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a gain of $45.2 million and $52.0 million, net of tax, for the three and six months ended June 30, 2022, respectively. Net interest payments received reduce Interest expense, net within the Condensed Consolidated Statements of Income and resulted in interest income of $9.7 million and $19.4 million, respectively, for the three and six months ended June 30, 2023, compared to $7.0 million and $12.6 million for the three and six months ended June 30, 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows

12 AVIENT CORPORATION

and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
Net investment hedge	Other non-current liabilities	$146.7	$68.6

13 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier formulator of specialized and sustainable material solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have manufacturing and warehouses across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Highlights and Executive Summary
Trends and Developments
APM Acquisition
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's material offerings of composites and engineered fibers.Total consideration paid by the Company was $1.4 billion, net of cash acquired.
Distribution business sale
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the six months ended June 30, 2023. The results of the Distribution business are presented as discontinued operations for all periods presented.

14 AVIENT CORPORATION

Results of Operations — The three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2023	2022	Change	% Change	2023	2022	Change	% Change
Sales	$824.4	$891.0	$(66.6)	(7.5)%	$1,670.1	$1,783.2	$(113.1)	(6.3)%
Cost of sales	583.7	630.1	46.4	7.4%	1,181.8	1,267.9	86.1	6.8%
Gross margin	240.7	260.9	(20.2)	(7.7)%	488.3	515.3	(27.0)	(5.2)%
Selling and administrative expense	178.4	160.8	(17.6)	(10.9)%	368.9	313.0	(55.9)	(17.9)%
Operating income	62.3	100.1	(37.8)	(37.8)%	119.4	202.3	(82.9)	(41.0)%
Interest expense, net	(29.4)	(16.2)	(13.2)	(81.5)%	(58.2)	(33.1)	(25.1)	75.8%
Other (expense) income, net	(0.2)	1.6	(1.8)	nm	0.5	1.0	(0.5)	nm
Income from continuing operations before income taxes	32.7	85.5	(52.8)	(61.8)%	61.7	170.2	(108.5)	(63.7)%
Income tax expense	(10.4)	(22.7)	12.3	54.2%	(18.1)	(42.7)	24.6	nm
Net income from continuing operations	22.3	62.8	(40.5)	(64.5)%	43.6	127.5	(83.9)	(65.8)%
(Loss) income from discontinued operations, net of income taxes	—	21.9	(21.9)	nm	(0.9)	41.7	(42.6)	nm
Net income	22.3	84.7	(62.4)	(73.7)%	42.7	169.2	(126.5)	(74.8)%
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	nm	(0.7)	(0.3)	(0.4)	nm
Net income attributable to Avient common shareholders	$22.1	$84.7	$(62.6)	(73.9)%	$42.0	$168.9	$(126.9)	nm

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.24	$0.69			$0.47	$1.39
Discontinued operations	—	0.24			(0.01)	0.46
Total	$0.24	$0.93			$0.46	$1.85

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.24	$0.68			$0.47	$1.38
Discontinued operations	—	0.24			(0.01)	0.45
Total	$0.24	$0.92			$0.46	$1.83
nm - not meaningful
Sales
Sales decreased $66.6 million, or 7.5%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The APM Acquisition increased sales by 10.9%, which was more than offset by impacts of lower global demand and customer destocking, while unfavorable foreign exchange rates had a 1.0% impact. Sales decreased $113.1 million, or 6.3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The APM Acquisition increased sales by 10.9%, which was more than offset by the impacts of lower global demand and customer destocking, while unfavorable foreign exchange rates had a 2.3% impact.
Cost of sales
As a percent of sales, cost of sales increased from 70.7% to 70.8% in the three months ended June 30, 2022 to June 30, 2023, as the benefit of mix and raw material deflation was more than offset by increased environmental remediation costs. Cost of sales as a percent of sales decreased from 71.1% to 70.8% in the six months ended June 30, 2022 to June 30, 2023, primarily as a result of mix along with raw material deflation, partially offset by increased environmental remediation costs.

15 AVIENT CORPORATION

Selling and administrative expense
Selling and administrative expense increased $17.6 million and $55.9 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by the APM Acquisition along with higher restructuring charges.
Interest expense, net
Interest expense, net increased $13.2 million and $25.1 million in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, related to new debt incurred to finance the APM Acquisition and the impact of higher interest rates on our variable term debt.
Income taxes
During the three and six months ended June 30, 2023, the Company’s effective tax rate was 31.8% and 29.3%, respectively, versus 26.6% and 25.1%, respectively, for the three and six months ended June 30, 2022. The income tax rate increase is primarily due to the higher tax expense associated with valuation allowances, tax on global intangible low-taxed income (GILTI), and a higher rate effect of foreign withholding tax. This increase was partially offset by a more favorable international tax rate differential, lower state taxes, and higher rate effect of U.S. research and development credits.
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
Sales and Operating Income — The three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Sales:
Color, Additives and Inks	$524.5	$649.1	$(124.6)	(19.2)%	$1,061.5	$1,298.6	$(237.1)	(18.3)%
Specialty Engineered Materials	300.8	242.3	58.5	24.1%	610.5	485.4	125.1	25.8%
Corporate	(0.9)	(0.4)	(0.5)	(125.0)%	(1.9)	(0.8)	(1.1)	137.5%
Total Sales	$824.4	$891.0	$(66.6)	(7.5)%	$1,670.1	$1,783.2	$(113.1)	(6.3)%

Operating income:
Color, Additives and Inks	$68.0	$93.6	$(25.6)	(27.4)%	$133.6	$188.1	$(54.5)	(29.0)%
Specialty Engineered Materials	39.7	35.2	4.5	12.8%	82.8	73.5	9.3	12.7%
Corporate	(45.4)	(28.7)	(16.7)	(58.2)%	(97.0)	(59.3)	(37.7)	63.6%
Total Operating Income	$62.3	$100.1	$(37.8)	(37.8)%	$119.4	$202.3	$(82.9)	(41.0)%
Color, Additives and Inks
Sales decreased $124.6 million, or 19.2%, and $237.1 million, or 18.3%, in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by global demand and customer destocking.

16 AVIENT CORPORATION

Operating income decreased $25.6 million and $54.5 million in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 driven primarily by the impacts of the aforementioned lower global demand and customer destocking.
Specialty Engineered Materials
Sales increased $58.5 million, or 24.1%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The APM Acquisition increased sales by 40.2%, which was partially offset by the impacts of lower global demand and customer destocking. Sales increased $125.1 million, or 25.8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The APM Acquisition increased sales by 39.9%, which was partially offset by the impacts of lower global demand and customer destocking.
Operating income increased $4.5 million and $9.3 million in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to the APM Acquisition partially offset by lower demand and customer destocking.
Corporate
Corporate costs increased $16.7 million in the three months ended June 30, 2023, driven by $10.0 million higher environmental remediation costs in 2023. Further, in 2022 we received insurance recoveries of $7.6 million while no recoveries were received in 2023. Corporate costs increased $37.7 million in the six months ended June 30, 2023 driven by higher environmental costs and timing of insurance recoveries as well as $11.3 million of higher restructuring charges.
As noted in Footnote 11 – Commitments and Contingencies, as a result of the ongoing remedial design activities at Calvert City, in the third quarter of 2023, we expect to receive construction proposals for a portion of the site remedy, which are expected to further aid in remedial design and our assessment of projected costs. Information contained in the proposals will be assessed against our accrual assumptions when received and may have a material impact to our Condensed Consolidated Statement of Income.
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
The following table summarizes our liquidity as of June 30, 2023 and December 31, 2022:

(In millions)	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$528.7	$641.1
Revolving credit availability	226.6	246.2
Liquidity	$755.3	$887.3

As of June 30, 2023, approximately 66% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for 2023 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if needed, and we believe that these sources will provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for 2023 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022.
Operating Activities — In the six months ended June 30, 2023, net cash used by operating activities was $24.7 million as compared to net cash provided by operating activities of $106.7 million for the six months ended June 30, 2022, driven primarily by lower earnings and taxes paid associated with the sale of the Distribution business.

17 AVIENT CORPORATION

Investing Activities — Net cash used by investing activities during the six months ended June 30, 2023 of $38.6 million reflects the impact of capital expenditures, offset by $7.3 million of proceeds received from the divestiture of the Distribution business.
Net cash provided by investing activities during the six months ended June 30, 2022 of $41.1 million reflects settlements of cross-currency swaps of $75.1 million partially offset by capital expenditures of $34.0 million.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2023 of $48.3 million primarily reflects $45.0 million of dividends paid.
Net cash used by financing activities for the six months ended June 30, 2022 of $88.4 million reflects $43.5 million of dividends paid, repayment of debt of $4.4 million, and repurchase of our outstanding common shares of $36.4 million.
Debt
As of June 30, 2023, our principal amount of debt totaled $2,215.3 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2023	$1.4
2024	2.2
2025	652.2
2026	427.4
2027	0.4
Thereafter	1,131.7
Aggregate maturities	$2,215.3
As of June 30, 2023, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, derivative instruments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the six months ended June 30, 2023, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•our ability to achieve strategic objectives and successfully integrate acquisitions, including APM;
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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our subsequent Quarterly Reports on Form 10-Q for the period ended March 31, 2023. During the six months ended June 30, 2023, there were no material changes to our previously disclosed risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
April 1 to April 30	—	$—	—	4,957,472
May 1 to May 31	—	—	—	4,957,472
June 1 to June 30	—	—	—	4,957,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of June 30, 2023, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2023.
Amended and Restated Regulations
On May 11, 2023, the Company’s Board of Directors approved the amendment and restatement of the Avient Corporation Regulations, effective as of such date (the Amended and Restated Regulations). The Amended and

20 AVIENT CORPORATION

Restated Regulations include certain changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors, among other updates, including to:
•provide that shareholders must give advance notice to the Company of nominations to be brought before an annual meeting of not less than 90 nor more than 120 calendar days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of shareholders;
•require a shareholder to appear at the meeting to present its nomination;
•address matters relating to Rule 14a-19 under the Securities Exchange Act of 1934 (the Universal Proxy Rule) including requiring that any shareholder submitting a nomination notice make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule; and
•require a shareholder’s nomination notice to include a completed questionnaire with respect to the identity, background and qualification of the proposed nominee and the background of any other person or entity on whose behalf the nomination is being made.

21 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Avient Corporation Regulations (amended and restated effective May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 16, 2023, SEC File No. 1-16091)

10.1†
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and Avient S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, SEC File No.1-16091).

10.2†
Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023) (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2023, SEC File No. 001-16091)

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

July 27, 2023	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

23 AVIENT CORPORATION