Form 10-Q
period 2023-09-30
AVIENT CORP
filed 2023-11-02
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2023 was 91,161,436.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$753.7	$823.3	$2,423.8	$2,606.5
Cost of sales	558.4	627.9	1,740.2	1,895.8
Gross margin	195.3	195.4	683.6	710.7
Selling and administrative expense	161.0	154.8	529.9	467.8
Operating income	34.3	40.6	153.7	242.9
Interest expense, net	(30.3)	(37.3)	(88.5)	(70.4)
Other income (expense), net	1.0	(32.3)	1.5	(31.3)
Income (loss) from continuing operations before income taxes	5.0	(29.0)	66.7	141.2
Income tax benefit (expense)	0.1	1.2	(18.0)	(41.5)
Net income (loss) from continuing operations	5.1	(27.8)	48.7	99.7
Income (loss) from discontinued operations, net of income taxes	—	17.1	(0.9)	58.8
Net income (loss)	$5.1	$(10.7)	$47.8	$158.5
Net loss (income) attributable to noncontrolling interests	—	0.4	(0.7)	0.1
Net income (loss) attributable to Avient common shareholders	$5.1	$(10.3)	$47.1	$158.6

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.06	$(0.30)	$0.53	$1.09
Discontinued operations	—	0.19	(0.01)	0.65
Total	$0.06	$(0.11)	$0.52	$1.74

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.06	$(0.30)	$0.52	$1.08
Discontinued operations	—	0.19	(0.01)	0.64
Total	$0.06	$(0.11)	$0.51	$1.72

Weighted-average shares used to compute earnings per common share:
Basic	91.1	90.9	91.1	91.3
Dilutive impact of share-based compensation	0.8	—	0.7	0.7
Diluted	91.9	90.9	91.8	92.0

Anti-dilutive shares not included in diluted common shares outstanding	0.5	1.0	0.6	0.3

Cash dividends declared per share of common stock	$0.2475	$0.2375	$0.7425	$0.7125
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$5.1	$(10.7)	$47.8	$158.5
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(41.9)	(61.1)	(40.6)	(120.4)
Cash flow hedges	—	0.2	—	2.3
Other	(1.6)	—	(4.7)	—
Total other comprehensive loss	(43.5)	(60.9)	(45.3)	(118.1)
Total comprehensive (loss) income	(38.4)	(71.6)	2.5	40.4
Comprehensive loss (income) attributable to noncontrolling interests	—	0.4	(0.7)	0.1
Comprehensive (loss) income attributable to Avient common shareholders	$(38.4)	$(71.2)	$1.8	$40.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$439.6	$641.1
Accounts receivable, net	436.9	440.6
Inventories, net	349.6	372.7
Other current assets	138.2	115.3
Total current assets	1,364.3	1,569.7
Property, net	978.2	1,049.2
Goodwill	1,681.3	1,671.9
Intangible assets, net	1,563.0	1,597.6
Other non-current assets	202.9	196.6
Total assets	$5,789.7	$6,085.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$9.5	$2.2
Accounts payable	389.5	454.4
Accrued expenses and other current liabilities	328.1	412.8
Total current liabilities	727.1	869.4
Non-current liabilities:
Long-term debt	2,070.8	2,176.7
Pension and other post-retirement benefits	65.1	67.2
Deferred income taxes	293.2	342.5
Other non-current liabilities	337.6	276.4
Total non-current liabilities	2,766.7	2,862.8

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,276.9	2,334.5
Noncontrolling interest	19.0	18.3
Total equity	2,295.9	2,352.8
Total liabilities and equity	$5,789.7	$6,085.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$47.8	$158.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.6	110.3
Accelerated depreciation	1.9	4.0
Share-based compensation expense	9.7	9.5
Changes in assets and liabilities, net of the effect of acquisitions:
Increase in accounts receivable	(5.7)	(66.5)
Decrease (increase) in inventories	16.5	(12.5)
(Decrease) increase in accounts payable	(59.1)	43.5
Taxes paid on gain on sale of business	(104.1)	—
Accrued expenses and other assets and liabilities, net	(2.5)	(22.9)
Net cash provided by operating activities	47.1	223.9
Investing activities
Capital expenditures	(75.0)	(55.1)
Business acquisitions, net of cash acquired	—	(1,426.1)
Settlement of foreign exchange derivatives	—	93.3
Net proceeds from divestiture	7.3	—
Other investing activities	2.3	—
Net cash used by investing activities	(65.4)	(1,387.9)
Financing activities
Debt proceeds	—	1,300.0
Purchase of common shares for treasury	—	(36.4)
Cash dividends paid	(67.6)	(65.2)
Repayment of long-term debt	(103.8)	(6.8)
Debt financing costs	(2.3)	(49.3)
Other financing	(2.3)	(4.2)
Net cash (used) provided by financing activities	(176.0)	1,138.1
Effect of exchange rate changes on cash	(7.2)	(30.9)
Decrease in cash and cash equivalents	(201.5)	(56.8)
Cash and cash equivalents at beginning of year	641.1	601.2
Cash and cash equivalents at end of period	$439.6	$544.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6
Net income	—	—	—	—	22.1	—	—	22.1	0.2	22.3
Other comprehensive loss	—	—	—	—	—	—	(17.9)	(17.9)	—	(17.9)
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	3.1	—	0.1	—	3.2	—	3.2
Balance at June 30, 2023	122.2	(31.3)	$1.2	$1,524.1	$1,820.5	$(933.5)	$(77.6)	$2,334.7	$19.0	$2,353.7
Net income	—	—	—	—	5.1	—	—	5.1	—	5.1
Other comprehensive loss	—	—	—	—	—	—	(43.5)	(43.5)	—	(43.5)
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	2.2	—	0.9	—	3.1	—	3.1
Balance at September 30, 2023	122.2	(31.3)	$1.2	$1,526.3	$1,803.1	$(932.6)	$(121.1)	$2,276.9	$19.0	$2,295.9

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient shareholders' equity	Non-controlling Interests	Total equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	84.2	—	—	84.2	0.3	84.5
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)	—	(7.9)
Cash dividends declared -- $0.2375 per share	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.3)	—	—	—	(15.8)	—	(15.8)	—	(15.8)
Share-based compensation and exercise of awards	—	0.1	—	(2.2)	—	1.9	—	(0.3)	—	(0.3)
Balance at March 31, 2022	122.2	(30.8)	$1.2	$1,509.6	$1,270.5	$(914.6)	$(53.5)	$1,813.2	$16.1	$1,829.3
Net income	—	—	—	—	84.7	—	—	84.7	—	84.7
Other comprehensive loss	—	—	—	—	—	—	(49.3)	(49.3)	—	(49.3)
Cash dividends declared -- $0.2375 per share	—	—	—	—	(21.7)	—	—	(21.7)	—	(21.7)
Repurchase of common shares	—	(0.5)	—	—	—	(20.6)	—	(20.6)	—	(20.6)
Share-based compensation and exercise of awards	—	—	—	3.4	—	—	—	3.4	—	3.4
Balance at June 30, 2022	122.2	(31.3)	$1.2	$1,513.0	$1,333.5	$(935.2)	$(102.8)	$1,809.7	$16.1	$1,825.8
Net income	—	—	—	—	(10.3)	—	—	(10.3)	(0.4)	(10.7)
Other comprehensive loss	—	—	—	—	—	—	(60.9)	(60.9)	—	(60.9)
Cash dividends declared -- $0.2375 per share	—	—	—	—	(21.6)	—	—	(21.6)	—	(21.6)
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation and exercise of awards	—	—	—	3.4	—	0.1	—	3.5	—	3.5
Balance at September 30, 2022	122.2	(31.3)	$1.2	$1,516.4	$1,301.6	$(935.1)	$(163.7)	$1,720.4	$15.7	$1,736.1
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2023. Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further discussed in Note 3, Discontinued Operations.
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
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. The APM Acquisition was accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 805. As of September 30, 2023, the purchase accounting for the APM Acquisition was complete. Measurement period adjustments since our preliminary estimates reported in our third quarter 2022 Form 10-Q are reflected in the table below. Measurement period adjustments recorded to the Condensed Consolidated Statements of Income were not material for the three and nine months ended September 30, 2023.

7 AVIENT CORPORATION

(in millions)	Preliminary Allocation As of 9/1/2022	Measurement Period Adjustments	Final Allocation
Cash and cash equivalents	$50.7	$—	$50.7
Accounts receivable	52.2	1.8	54.0
Inventories	136.2	(8.1)	128.1
Other current assets	2.0	1.7	3.7
Property	361.9	(15.5)	346.4
Intangible assets:
Indefinite-lived trade names	254.9	—	254.9
Customer relationships	198.7	20.0	218.7
Patents, technology, and other	275.1	—	275.1
Goodwill	277.1	129.7	406.8
Other non-current assets	12.3	(0.1)	12.2
Accounts payable	32.2	—	32.2
Accrued expenses and other current liabilities	12.9	0.3	13.2
Deferred tax liabilities	86.1	129.9	216.0
Noncontrolling interests	—	2.3	2.3
Other non-current liabilities	13.1	(3.0)	10.1
Total purchase price consideration	$1,476.8	$—	$1,476.8
Definite-lived intangible assets that have been acquired have a useful life range of 15 - 20 years. Goodwill of $406.8 million resulting from the acquisition was recorded to the Specialty Engineered Materials segment. The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition and the deferred tax impact of applying purchase accounting. Goodwill is not deductible for tax purposes.
Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Sales	$884.0	$2,862.6
(Loss) income from continuing operations before income taxes	(3.8)	175.8
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.
The pro forma (loss) income from continuing operations before income taxes for the three and nine months ended September 30, 2022 gives effect to intangible amortization from the purchase price allocation and changes to interest expense resulting from the financing transactions associated with the APM Acquisition and sale of the Distribution business.

Note 3 — DISCONTINUED OPERATIONS
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash consideration, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the nine months ended September 30, 2023. The results of the Distribution business are classified as discontinued operations for all periods presented.
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business for the three and nine months ended September 30, 2023 and 2022.

8 AVIENT CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Sales	$—	$398.6	$—	$1,211.6
Cost of sales	—	355.4	—	1,085.9
Selling and administrative expense	—	18.2	0.2	44.9
Other expense	—	0.9	0.7	1.0
Income (loss) from discontinued operations before income taxes	—	24.1	(0.9)	79.8
Income tax expense	—	(7.0)	—	(21.0)
Income (loss) from discontinued operations, net of income taxes	$—	$17.1	$(0.9)	$58.8

Note 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2023 and December 31, 2022 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2022	$652.2	$1,019.7	$1,671.9
Acquisition of businesses	10.3	—	10.3
Currency translation	0.4	(1.3)	(0.9)
Balance at September 30, 2023	$662.9	$1,018.4	$1,681.3

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(190.6)	$4.5	$540.1
Patents, technology and other	841.8	(202.9)	2.0	640.9
Indefinite-lived trade names	368.0	—	14.0	382.0
Total	$1,936.0	$(393.5)	$20.5	$1,563.0

	As of December 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(164.3)	$5.9	$537.5
Patents, technology and other	841.8	(168.8)	3.5	676.5
Indefinite-lived trade names	368.0	—	15.6	383.6
Total	$1,905.7	$(333.1)	$25.0	$1,597.6

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented through 2024 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of September 30, 2023, $59.5 million had been incurred.

9 AVIENT CORPORATION

A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2022	$7.5	$0.6	$8.1
Restructuring costs	30.8	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.3	$2.4	$36.7
Restructuring costs	1.3	2.3	3.6
Payments, utilization and translation	(2.6)	(1.9)	(4.5)
Balance at March 31, 2023	$33.0	$2.8	$35.8
Restructuring costs	(0.3)	1.0	0.7
Payments, utilization and translation	(0.8)	(0.1)	(0.9)
Balance at June 30, 2023	$31.9	$3.7	$35.6
Restructuring costs	0.6	2.3	2.9
Payments, utilization and translation	(5.2)	(5.2)	(10.4)
Balance at September 30, 2023	$27.3	$0.8	$28.1

Personnel reductions were taken in the first half of 2023 as a result of slowing global demand, which resulted in a charge of $0.7 million and $15.7 million recorded during the three and nine months ended September 30, 2023, respectively.

Note 6 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2023	As of December 31, 2022
Finished products	$150.7	$157.7
Work in process	25.3	22.7
Raw materials and supplies	173.6	192.3
Inventories, net	$349.6	$372.7

Note 7 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2023	As of December 31, 2022
Land and land improvements	$96.0	$103.5
Buildings	427.9	432.2
Machinery and equipment	1,336.2	1,325.3
Property, gross	1,860.1	1,861.0
Less accumulated depreciation	(881.9)	(811.8)
Property, net	$978.2	$1,049.2

Note 8 — INCOME TAXES
During the three months ended September 30, 2023, the Company’s effective tax rate was a benefit of 3.1%, which is below the U.S. federal statutory rate of 21.0%. The lower tax rate is primarily due to a favorable return-to-provision adjustment related to increased capital loss deduction, partially offset by foreign withholding tax associated with the future repatriation of certain foreign earnings, an increase in valuation allowances and certain non-deductible expense.

10 AVIENT CORPORATION

During the nine months ended September 30, 2023, the Company's effective tax rate of 26.9% was above the U.S. federal statutory rate of 21.0%. The higher tax rate is primarily due to foreign withholding tax associated with the future repatriation of certain foreign earnings, an increase in valuation allowances and certain non-deductible expense, offset by the capital loss disclosed above along with the U.S. research and development tax credit.
During the three months ended September 30, 2022, the effective tax rate benefit of 4.1% was below the U.S. federal statutory rate of 21.0%. The tax rate benefit relates to a pretax loss as well as state income tax benefits, favorable U.S. return-to-provision adjustments for 2021 and the U.S. research and development tax credit. These favorable items were partially offset by global intangible low-taxed income (GILTI) tax, certain non-deductible expense and an increase in valuation allowances.
During the nine months ended September 30, 2022, the Company's effective tax rate of 29.4% was above the U.S. federal statutory rate of 21.0% primarily due to GILTI tax, foreign withholding tax liabilities accrued associated with the future repatriation of certain foreign earnings, certain non-deductible expense and an increase in valuation allowances. These unfavorable items were partially offset by favorable U.S. return-to-provision adjustments for 2021, state tax benefits and the U.S. research and development tax credit.

Note 9 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	729.8	19.7	710.1	7.87%
5.75% senior notes due 2025	650.0	3.4	646.6	5.75%
7.125% senior notes due 2030	725.0	9.1	715.9	7.125%
Other Debt	7.7	—	7.7
Total Debt	2,112.5	32.2	2,080.3
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,103.0	$32.2	$2,070.8

As of December 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.3	423.6	3.81%
Senior secured term loan due 2029	404.7	19.2	385.5	6.53%
5.75% senior notes due 2025	650.0	4.8	645.2	5.75%
7.125% senior notes due 2030	725.0	10.1	714.9	7.125%
Other Debt	9.7	—	9.7
Total Debt	2,216.3	37.4	2,178.9
Less short-term and current portion of long-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,214.1	$37.4	$2,176.7

On August 16, 2023, the Company refinanced its senior secured term loans by amending its Credit Agreement (the "Term Loan Amendment"). Pursuant to the Term Loan Amendment, Avient incurred a new tranche of Senior Secured Term Loan due 2029 in an aggregate principal amount of $731.6 million. The proceeds, together with $102.3 million of cash on hand, were used to settle all of the outstanding principal of previous tranches of senior secured term loans. The amendment aligned the maturity date for all of the Company’s term loan debt to August 29, 2029. The amendment also aligned and reduced the interest rates per annum, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.50%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.50%. We recognized $1.9 million related to the write-off of unamortized issuance costs and discounts within Interest expense, net for the three and nine months ended September 30, 2023 as a result of the amendment.
As of September 30, 2023, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had remaining availability of $198.2 million.

11 AVIENT CORPORATION

The agreements governing our Revolving Credit Facility, our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2023, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2023 and December 31, 2022 was $2,059.7 million and $2,153.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
Segment information for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$486.5	$64.5	$565.6	$68.6
Specialty Engineered Materials	267.9	30.3	258.2	31.4
Corporate	(0.7)	(60.5)	(0.5)	(59.4)
Total	$753.7	$34.3	$823.3	$40.6

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$1,548.0	$198.1	$1,864.2	$256.7
Specialty Engineered Materials	878.4	113.1	743.6	104.9
Corporate	(2.6)	(157.5)	(1.3)	(118.7)
Total	$2,423.8	$153.7	$2,606.5	$242.9

	Total Assets
(In millions)	As of September 30, 2023	As of December 31, 2022
Color, Additives and Inks	$2,644.1	$2,703.1
Specialty Engineered Materials	2,471.1	2,526.5
Corporate	674.5	855.4
Total assets	$5,789.7	$6,085.0

12 AVIENT CORPORATION

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
Following the rulings, the parties to the litigation agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. We continue to pursue available insurance coverage related to this matter and are in current litigation to recover previously incurred costs. It is reasonably possible that insurance recoveries could result in a material benefit to our Condensed Consolidated Statements of Income in a future period, though the amounts, if any, nor the timing are currently known.
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
Since 2009, Avient, along with respondents Westlake Vinyls and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. In August 2023, the Company received construction bids for components of the remedial action and we updated our accruals to align to the selected bid costs, which resulted in a $36.2 million accrual increase. As of September 30, 2023, we had accrued $138.5 million for this matter. We are in the process of remedial action for a portion of the site, while continuing to progress through remedial design for other portions of the site.
Total environmental accruals of $147.6 million and $118.3 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, the ultimate remedial action undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and nine months ended September 30, 2023, Avient recognized $38.1 million and $52.5 million, respectively, primarily due to the ongoing remedial action at Calvert City and updated cost estimates, compared to $18.8 million and $23.8 million recognized during the three and nine months ended September 30, 2022, respectively. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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

13 AVIENT CORPORATION

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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2023, a gain of $42.0 million and loss of $15.7 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a gain of $98.3 million and $150.2 million, net of tax, for the three and nine months ended September 30, 2022, respectively. Net interest payments received reduce Interest expense, net within the Condensed Consolidated Statements of Income and resulted in interest income of $9.7 million and $29.1 million, respectively, for the three and nine months ended September 30, 2023, compared to $8.0 million and $20.6 million for the three and nine months ended September 30, 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Net investment hedge	Other non-current liabilities	$91.4	$68.6

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
Distribution business sale
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash, subject to a customary working capital adjustment. Total proceeds received were $935.5 million, of which $7.3 million was received in the nine months ended September 30, 2023. The results of the Distribution business are presented as discontinued operations for all periods presented.

15 AVIENT CORPORATION

Results of Operations — The three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2023	2022	Change	% Change	2023	2022	Change	% Change
Sales	$753.7	$823.3	$(69.6)	(8.5)%	$2,423.8	$2,606.5	$(182.7)	(7.0)%
Cost of sales	558.4	627.9	69.5	11.1%	1,740.2	1,895.8	155.6	8.2%
Gross margin	195.3	195.4	(0.1)	(0.1)%	683.6	710.7	(27.1)	(3.8)%
Selling and administrative expense	161.0	154.8	(6.2)	(4.0)%	529.9	467.8	(62.1)	(13.3)%
Operating income	34.3	40.6	(6.3)	(15.5)%	153.7	242.9	(89.2)	(36.7)%
Interest expense, net	(30.3)	(37.3)	7.0	18.8%	(88.5)	(70.4)	(18.1)	(25.7)%
Other income (expense), net	1.0	(32.3)	33.3	nm	1.5	(31.3)	32.8	nm
Income (loss) from continuing operations before income taxes	5.0	(29.0)	34.0	117.2%	66.7	141.2	(74.5)	(52.8)%
Income tax benefit (expense)	0.1	1.2	(1.1)	nm	(18.0)	(41.5)	23.5	nm
Net income (loss) from continuing operations	5.1	(27.8)	32.9	118.3%	48.7	99.7	(51.0)	(51.2)%
Income (Loss) from discontinued operations, net of income taxes	—	17.1	(17.1)	nm	(0.9)	58.8	(59.7)	nm
Net income (loss)	5.1	(10.7)	15.8	147.7%	47.8	158.5	(110.7)	(69.8)%
Net loss (income) attributable to noncontrolling interests	—	0.4	(0.4)	nm	(0.7)	0.1	(0.8)	nm
Net income (loss) attributable to Avient common shareholders	$5.1	$(10.3)	$15.4	149.5%	$47.1	$158.6	$(111.5)	(70.3)%

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.06	$(0.30)			$0.53	$1.09
Discontinued operations	—	0.19			(0.01)	0.65
Total	$0.06	$(0.11)			$0.52	$1.74

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.06	$(0.30)			$0.52	$1.08
Discontinued operations	—	0.19			(0.01)	0.64
Total	$0.06	$(0.11)			$0.51	$1.72
nm - not meaningful
Sales
Sales decreased $69.6 million, or 8.5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The APM Acquisition increased sales by 7.2% and favorable foreign exchange rates had a 1.0% impact, which was more than offset by impacts of lower global demand and customer destocking. Sales decreased $182.7 million, or 7.0%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The APM Acquisition increased sales by 9.7%, which was more than offset by the impacts of lower global demand and customer destocking, while unfavorable foreign exchange rates had a 1.3% impact.
Gross Margin
Gross margin as a percentage of sales was 25.9% for the three months ended September 30, 2023 compared to 23.7% for the three months ended September 30, 2022. The gross margin improvement was driven primarily by mix and raw material deflation in 2023. Further, 2023 included $19.3 million of higher environmental remediation costs, while 2022 included $10.6 million of expense associated with the APM Acquisition purchase accounting inventory step-up.

16 AVIENT CORPORATION

Gross margin as a percentage of sales was 28.2% for the nine months ended September 30, 2023 compared to 27.3% for the nine months ended September 30, 2022. The gross margin improvement was driven primarily by mix and raw material deflation in 2023, which more than offset higher environmental remediation charges of $28.7 million.
Selling and administrative expense
Selling and administrative expense increased $6.2 million and $62.1 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by the APM Acquisition, which began to be reflected in results as of September 1, 2022.
Interest expense, net
Interest expense, net decreased $7.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of committed financing costs of $10.0 million incurred in the three months ended September 30, 2022 associated to the APM Acquisition. Interest expense, net increased $18.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, related to new debt incurred to finance the APM Acquisition and the impact of higher interest rates on our variable term debt.
Income taxes
During the three months ended September 30, 2023, the Company’s effective tax rate was a benefit of 3.1% versus expense of 4.1% for the three months ended September 30, 2022. The income tax rate decrease is primarily driven by a favorable return-to-provision adjustment related to a 2022 capital loss deduction partially offset by the impact of higher non-deductible expense.
During the nine months ended September 30, 2023, the Company's effective tax rate was 26.9% versus 29.4% for the nine months ended September 30, 2022. The income tax rate decrease is primarily driven by the capital loss deduction combined with favorable international tax rate differentials. These benefits were partially offset by higher valuation allowances and foreign withholding tax associated with the future repatriation of certain foreign earnings.
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

17 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Sales:
Color, Additives and Inks	$486.5	$565.6	$(79.1)	(14.0)%	$1,548.0	$1,864.2	$(316.2)	(17.0)%
Specialty Engineered Materials	267.9	258.2	9.7	3.8%	878.4	743.6	134.8	18.1%
Corporate	(0.7)	(0.5)	(0.2)	(40.0)%	(2.6)	(1.3)	(1.3)	(100.0)%
Total Sales	$753.7	$823.3	$(69.6)	(8.5)%	$2,423.8	$2,606.5	$(182.7)	(7.0)%

Operating income:
Color, Additives and Inks	$64.5	$68.6	$(4.1)	(6.0)%	$198.1	$256.7	$(58.6)	(22.8)%
Specialty Engineered Materials	30.3	31.4	(1.1)	(3.5)%	113.1	104.9	8.2	7.8%
Corporate	(60.5)	(59.4)	(1.1)	(1.9)%	(157.5)	(118.7)	(38.8)	(32.7)%
Total Operating Income	$34.3	$40.6	$(6.3)	(15.5)%	$153.7	$242.9	$(89.2)	(36.7)%
Color, Additives and Inks
Sales decreased $79.1 million, or 14.0%, and $316.2 million, or 17.0%, in the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by lower global demand and customer destocking.
Operating income decreased $4.1 million and $58.6 million in the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 driven primarily by the impacts of the aforementioned lower global demand and customer destocking. Lower raw material costs and cost reduction actions have partially offset the demand impacts.
Specialty Engineered Materials
Sales increased $9.7 million, or 3.8%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The APM Acquisition increased sales by 22.8%, which was partially offset by the impacts of lower global demand and customer destocking. Sales increased $134.8 million, or 18.1%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The APM Acquisition increased sales by 34.0%, which was partially offset by the impacts of lower global demand and customer destocking.
Operating income decreased $1.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to lower demand and customer destocking, partially offset by the APM Acquisition, lower raw material costs and other cost reductions. Operating income increased $8.2 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the APM Acquisition and cost saving actions, partially offset by lower demand and customer destocking.
Corporate
Corporate costs increased $1.1 million in the three months ended September 30, 2023, driven by $19.3 million of higher environmental remediation costs in 2023 while the three months ended September 30, 2022 included $10.6 million of expense associated with the APM purchase accounting inventory step-up as well as $8.0 million of transaction costs associated with the acquisition. Corporate costs increased $38.8 million in the nine months ended September 30, 2023 primarily driven by $28.7 million of higher environmental costs and $12.9 million of higher restructuring charges.
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

18 AVIENT CORPORATION

The following table summarizes our liquidity as of September 30, 2023 and December 31, 2022:

(In millions)	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$439.6	$641.1
Revolving credit availability	198.2	246.2
Liquidity	$637.8	$887.3

As of September 30, 2023, approximately 62% of the Company’s cash and cash equivalents resided outside the United States.
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
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022.
Operating Activities — In the nine months ended September 30, 2023, net cash provided by operating activities was $47.1 million as compared to $223.9 million for the nine months ended September 30, 2022, driven primarily by lower earnings and taxes paid associated with the sale of the Distribution business.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2023 of $65.4 million primarily reflects the impact of capital expenditures, offset by $7.3 million of proceeds received from the divestiture of the Distribution business.
Net cash provided by investing activities during the nine months ended September 30, 2022 of $1,387.9 million reflects $1,426.1 million related to the APM Acquisition and capital expenditures of $55.1 million, partially offset by the settlement of cross-currency swaps of $93.3 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2023 of $176.0 million primarily reflects $103.8 million for the payment of long-term debt and $67.6 million of dividends paid.
Net cash provided by financing activities for the nine months ended September 30, 2022 of $1,138.1 million primarily reflects $1,300.0 million of debt proceeds, $65.2 million of dividends paid, debt financing costs of $49.3 million, repayment of debt of $6.8 million, and the repurchase of our outstanding common shares of $36.4 million.
Debt
As of September 30, 2023, our principal amount of debt totaled $2,112.5 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2023	$2.2
2024	9.5
2025	659.5
2026	7.8
2027	7.7
Thereafter	1,425.8
Aggregate maturities	$2,112.5

19 AVIENT CORPORATION

On August 16, 2023, the Company refinanced its senior secured term loans by amending its Credit Agreement (the "Term Loan Amendment"). Pursuant to the Term Loan Amendment, Avient incurred a new tranche of Senior Secured Term Loan due 2029 in an aggregate principal amount of $731.6 million. The proceeds, together with $102.3 million of cash on hand, were used to settle all of the outstanding principal of previous tranches of senior secured term loans. The amendment aligned the maturity date for all of the Company’s term loan debt to August 29, 2029. The amendment also aligned and reduced the interest rates per annum, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.50%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.50%. We recognized $1.9 million related to the write-off of unamortized issuance costs and discounts within Interest expense, net for the three and nine months ended September 30, 2023 as a result of the amendment.
As of September 30, 2023, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 9, Financing Arrangements to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, derivative instruments, operating leases, pension and post-retirement benefit plans, purchase obligations, and environmental remediation obligations. During the nine months ended September 30, 2023, we completed the Term Loan Amendment, refer to Note 9, Financing Arrangements, and recorded adjustments to the Calvert City environmental remediation accrual, refer to Note 11, Commitments and Contingencies. There were no other material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

20 AVIENT CORPORATION

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

21 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 11, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the nine months ended September 30, 2023, there were no material changes to our previously disclosed risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of September 30, 2023, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

22 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2023.
Named Executive Officer Retirement
On November 1, 2023, Lisa K. Kunkle, the Company's Senior Vice President, General Counsel and Secretary, announced her intention to retire from the Company, effective as of January 31, 2024. In connection with Ms. Kunkle's retirement, the Compensation Committee of the Board of Directors approved vesting upon retirement of all of Ms. Kunkle's outstanding long-term incentive awards.

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
Amendment Agreement No. 8, dated August 16, 2023, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, Citibank, N.A, as administrative agent, Morgan Stanley Bank, N.A., as the Amendment No. 8 Additional Term Lender (as defined in the Term Loan Agreement), and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 17, 2023, SEC File No. 1-16091)

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

November 2, 2023	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

25 AVIENT CORPORATION