Form 10-K
period 2023-12-31
AVIENT CORP
filed 2024-02-20
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 1-16091
Avient Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1730488
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
Avient Center
33587 Walker Road,	44012
Avon Lake, Ohio
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code            (440) 930-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.01 per share	AVNT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2023, determined using a per share closing price on that date of $40.90, as quoted on the New York Stock Exchange, was $3.7 billion.
The number of shares of common shares outstanding as of February 7, 2024 was 91,179,276.
AVIENT  CORPORATION

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2024 Annual Meeting of Shareholders.
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
•disruptions or inefficiencies in our supply chain, logistics, or operations;
•changes in laws and regulations in jurisdictions where we conduct business, including with respect to plastics and climate change;
•fluctuations in raw material prices, quality and supply, and in energy prices and supply;
•demand for our products and services;
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
•our ability to achieve strategic objectives and successfully integrate acquisitions, including the implementation of a cloud-based enterprise resource planning (ERP) system, S/4HANA;
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation, geopolitical conflicts, and any recessionary conditions; and
•other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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
1 AVIENT CORPORATION

ITEM 1. BUSINESS
Business Overview
We are a premier formulator of specialized and sustainable materials solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our," "Avient" and the “Company” mean Avient Corporation and its consolidated subsidiaries.
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
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 102 manufacturing sites in North America, South America, Europe, the Middle East, Asia, and Africa (EMEA). In 2023, the Company had sales from continuing operations of $3.1 billion, approximately 61% of which were to customers outside the United States. Using our formulation expertise and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of plastics (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach and increasingly effective materials-based solutions to improve their products' sustainability appeal, performance, differentiation, profitability and competitive advantage. Our goal is to provide customers with specialized and sustainable materials and solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations and raw materials procurement leverage. Our end markets include consumer, packaging, defense, healthcare, industrial, transportation, building and construction, telecommunications and energy.
Polymer Industry Overview
Avient is a specialty formulator within the polymer industry. We have the scientific know-how in materials science required to bridge the large, commodity base resin producers and the companies who ultimately manufacture end products utilizing formulated polymer materials.
Polymers are a class of organic materials that are generally produced by converting natural gas or crude oil derivatives into monomers, such as ethylene, propylene, and styrene. These monomers are then polymerized into chains called polymers, or plastic resin, such as polyethylene and polypropylene, in their most basic forms. Avient does not produce commodity base resins. Rather, Avient sources various resins, polymers and additives, then employs additional chemistry in formulating those materials into highly engineered, unique materials for a specific use.
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
2 AVIENT CORPORATION

The following are examples, by industry, where Avient solutions address specific market requirements or challenges. In the packaging industry, plastics are required that help keep food fresh and free of contamination while providing a variety of options for product display, and offering advantages in terms of weight and user-friendliness. In wire and cable, thermoplastics and composites serve to protect by providing electrical insulation, flame resistance, durability, water resistance, water swelling and color coding to engineered fibers, yarn products, wire coatings and connectors. In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
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
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, titanium oxide, inorganic and organic pigments, specialty additives and ethylene. In general, there is adequate supply and capacity from a variety of suppliers to serve our business. In 2022, we experienced certain supply disruptions, shortages, volume allocations and logistical delays for some of these materials. In 2023, most global supply chains relevant to our business returned to pre-pandemic operational levels, and none of the few disruptions that occurred had a material impact on our business. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
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
3 AVIENT CORPORATION

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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2023 and we do not believe we would suffer a material adverse effect to our consolidated financial statements if we were to lose any single customer.
Research and Development
We have substantial technology and development capabilities, powered by approximately 1,100 associates serving in technology capacities, approximately 140 of whom have PhD level educations. Our efforts are largely devoted to developing new product formulations to address evolving market and sustainability needs. We do this by providing quality technical services to evaluate alternative raw materials, facilitating the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes. This allows us to rapidly translate new technologies into new products, helping us advance a more circular economy with reduced carbon footprint. Our investment in product research and development was $90.3 million in 2023, $84.9 million in 2022, and $83.2 million in 2021.
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
As of December 31, 2023, Avient employed approximately 9,300 people, 34% of which were located in the U.S. and Canada, 34% were located in EMEA, 25% were located in Asia, and 7% were located in Latin America.
Safety and Health
The top priority at Avient is the safety and health of our associates, and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition programs. In 2023, we had a recordable incident rate of 0.58 per 100 full-time workers per year, compared to the Plastics and Rubber Products Manufacturing industry (NAICS Code 326) average of 3.40 in 2022. Continual improvement and preventative risk reductions are key focus areas and, in 2023, one of our annual incentive plan metrics measured the engagement of our employees in safety activities. We also continue to be recognized as an American Chemistry Counsel Responsible Care® company and set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
4 AVIENT CORPORATION

Employee Recruitment
Avient’s success is driven by having the best talent in the right roles. We actively seek collaborative and innovative change-makers who are passionate about our values through numerous channels, including employee referrals, job fairs, talent networks, industry associations, and directly from universities. Our roles provide opportunities for personal and professional growth, while working in an organization focused on solving the most complex challenges for our customers and suppliers, and driving sustainability.
As a key aspect of our talent pipeline, we partner with leading universities around the world to hire associates into full-time, co-op and internship opportunities. These roles include highly-coveted rotational development programs where individuals are able to gain experience in various departments and jobs within or across functions, contributing their skills while also building diverse, well-rounded knowledge of our Company and its many stakeholders. We leverage global processes and systems to create a positive candidate experience, with opportunities for both entry level and experienced hires.
Training and Development
We provide meaningful learning engagements and skill development opportunities to all full- and part-time global associates. Learning is ingrained in our culture and every Avient associate participates in training annually. We manage training and development through global programs and technology, to provide a consistent and high-quality experience for associates. Each year, over 100,000 hours of training is completed through a variety of different training methods, which focus on leadership development, safety, Lean Six Sigma concepts, technical and operational skills, sustainability and ethics and compliance.
Our key development opportunities include nomination-based leadership programs (such as NextGen, Emerging Leaders and Elevate), foundational leadership training for all current or aspiring people managers, called Core Leadership, and Lean Six Sigma training at a variety of levels, where individuals can be certified for job-specific Lean Six Sigma programs, up through Master Black Belt certification. We also focus on development for our production associates in aspects of Lean Six Sigma, safety, continuous improvement, and our ENGAGE program.
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
Our commitment to diversity begins at the highest levels of our organization, as evidenced by the fact that 50% of our Board of Directors are female or racially diverse. From a management perspective, 60% of our CEO's direct reports are female, racially or ethnically diverse, which we believe sets the right tone and expectation for diversity and inclusion within the Company.
The vision that guides our collective efforts is consistent and unwavering: to be the Company of choice for all. We leverage Employee Resource Groups (ERGs) to help educate and inspire our global workforce and fortify strong business practices. Our ERGs include: PRIDE at Avient (which is working to maintain a safe and accepting environment that enables LGBTQ+ associates to perform to their fullest potential and contribute to the success of our Company), HYPE (which stands for Harnessing Young Potential Energy and is building a collaborative network of Avient’s young professionals), LEAD by Women (which promotes inclusion by increasing access to the tools and resources necessary to build leadership skills and accelerate careers), EMBRACE (which focuses on understanding and valuing the many diverse cultures and backgrounds of our associates) and SERVE (which stands for Sustaining Engagement for Returning Veteran Employees and is focusing on our U.S-based veteran community). In 2023, we launched our newest ERG, RAISE, which is focused on supporting associates who are parents and caregivers to connect, learn and empower one another to balance work and home responsibilities. Other initiatives, including Mentoring at Avient and campus partnerships, are vital for progress in our inclusion journey. We require equality of opportunity for all qualified individuals in accordance with applicable laws.
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
Associate Benefits: Awards and Recognition Programs
We celebrate, reward and share our associates’ great work through our recognition programs, including those that all associates can earn for their extra effort and impact, as well as those that are specific to a position or role in the Company, such as excellence in technology, sales, and manufacturing. In addition, we provide our associates an opportunity to support and help create more sustainable communities by giving each associate 16 hours of paid time off each year. In 2023, over 100 of our sites and 3,600 of our associates generously gave over 7,000 volunteer hours and $1.5 million in donations around the world.
A Great Place to Work®
Our ongoing associate feedback is highly valued, discussed, and most importantly, acted upon, to make improvements. In addition to holding action planning sessions, new manager assimilations, and 360 reviews, we also conduct annual employee engagement surveys. Last year, employees in over 40 countries, and more than 130 locations participated, providing actionable feedback to support our ongoing employee engagement efforts. We are proud to share that our associates feel we are a Great Place to Work® and, in 2023, we received our fifth certification. Understanding how our associates feel about their experiences at Avient and our culture is critical and helps us ensure that the right competencies and behaviors are developed across the organization.
Environmental, Health and Safety and Other Regulation
We are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We strive for the safe and lawful operation of our facilities in the manufacture and distribution of products, and we believe we are in material compliance with all applicable laws and regulations. We maintain a disciplined environmental and occupational safety and health compliance program and conduct periodic internal and external regulatory audits at our facilities to identify and prevent potential environmental exposures, including compliance matters and operational risk reduction opportunities. This effort can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities. We believe that we are in material compliance with all applicable requirements.
6 AVIENT CORPORATION

We are strongly committed to safety as evidenced by our low injury incidence rate of 0.58 per 100 full-time workers per year in 2023 and 0.51 in 2022. The 2022 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 3.40. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having world-class environmental, health, safety and security performance. In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the European Union Restriction of the Use of Certain Hazardous Substances Directive (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Dodd-Frank Wall Street Reform and Consumer Protection Act (covering Conflict Minerals), and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs or liabilities.
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
•supply chain disruptions;
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
We may experience challenges in successfully integrating recent acquisitions.
Failure to successfully or cost effectively integrate recent acquisitions, including APM (as defined below), could have an adverse effect on our financial condition, results of operations and cash flow. Over the next three years we are investing in a cloud-based ERP system, S/4HANA, which is expected to help us to further integrate acquisitions, better serve customers and achieve synergies. While we have invested in both internal and external resources for this system implementation, including ongoing training, there are risks associated with a system implementation.
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
9 AVIENT CORPORATION

Electricity, fuel, logistics and raw material availability and costs could cause volatility in our results.
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
Cybersecurity breaches, global information systems security threats and computer crime could pose a risk to our systems, networks and products, which could harm our business.
We depend on integrated information systems to conduct our business, including communicating with employees and customers, ordering and managing materials from suppliers, shipping products to customers, and analyzing and reporting results of operations. In addition, we store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases. Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence; however, our systems, networks and products may nevertheless be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations. We have experienced targeted and non-targeted cybersecurity attacks in the past and we could experience similar incidents in the future. To date, no cybersecurity incident or attack has had a material impact on our business or consolidated financial statements.
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
10 AVIENT CORPORATION

Capital and Credit Risks
Disruptions in the global credit, financial and/or currency markets could limit our access to credit or otherwise harm our financial results, which could have a material adverse impact on our business.
Global credit and financial markets experience volatility, including volatility in security prices, liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. Market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue debt with shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.
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
11 AVIENT CORPORATION

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
As of December 31, 2023, we had goodwill of $1,719.3 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information on the results of our annual impairment testing, see Note 4, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have a global cybersecurity program designed to identify, protect, detect, respond to and recover from cybersecurity risks and threats. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our cybersecurity program and also leverage audits by our internal audit team, penetration and vulnerability testing and other exercises to evaluate the effectiveness of our cybersecurity program and improve our security measures and planning.
Cybersecurity education is a priority for our associates and business partners. Associates complete cybersecurity training to help identify and respond to potential cybersecurity risks and reinforce safe behaviors. We also impose security requirements upon our third-party services and software providers, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident; however, we rely on such third parties to implement security programs commensurate with their risk, and their efforts may not be successful.
Governance
The Chief Information Security Officer (CISO), who reports to the Chief Information Officer (CIO), is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, and through the use of technological tools and software and results from third-party audits. The CISO has a clear escalation path to senior management for cyber-related events.
The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO and cybersecurity teams hold relevant certifications, including, but not limited to, Certified Information Systems Security Professional, Security+ Certification, Factor Analysis for Information Risk Analyst, Certified Information Systems Auditor, Security Systems Certified Practitioner or Certified Federal Information Security Management Act Compliance Practitioner. We also supplement our cybersecurity program with third-party experts, who provide assessments of our program, testing of our environment, monitoring support, as well as insights into evolving trends in this space.
The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board has been delegated specific risk oversight responsibilities related to cybersecurity and data protection. The Audit Committee receives regular updates from the CIO or CISO regarding the Company's cybersecurity defense and detection capabilities, incident response plans and associate training activities. Additionally, we have established the Avient Security and Privacy Council (ASPC), which is composed of the CISO, Chief Financial Officer, General Counsel, VP of Internal Audit, among other Avient leaders, and oversees the security-related governance, risk mitigation and regulatory compliance requirements of the Company globally.
Further, Avient has a Cyber and Data Incident Response Team (CDIRT), which is a cross-functional group established to provide a quick, effective and orderly response to cyber and data related events. The CDIRT's mission is to prevent a material loss of profits, public confidence, or information assets by providing an immediate, effective, and skillful response to any unexpected event in which there is an unauthorized release or access of sensitive information.
12 AVIENT CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 102 manufacturing sites in North America, South America, Europe, the Middle East, Asia, and Africa. We own the majority of our manufacturing sites. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Specialty Engineered Materials	Color, Additives and Inks
1. Birmingham, Alabama	1. Glendale, Arizona	30. Guangzhou, China	60. Konstantynow, Poland
2. Mesa, Arizona	2. Phoenix, Arizona	31. Pudong, China	61. Kutno, Poland
3. Englewood, Colorado	3. Bethel, Connecticut	32. & 33. Shanghai, China (c)	62. Jeddah, Saudi Arabia
4. Montrose, Colorado	4. Dalton, Georgia	34. Suzhou, China	63. Riyadh, Saudi Arabia
5. North Haven, Connecticut	5. Kennesaw, Georgia	35. Tianjin, China	64. Yanbu, Saudi Arabia
6. McHenry, Illinois	6. West Chicago, Illinois	36. Cota, Colombia	65. Jurong, Singapore
7. Winona, Minnesota	7. La Porte, Indiana	37. Aland, Finland	66. Randburg, South Africa
8. Greenville, North Carolina	8. Lewiston, Maine	38. Cergy, France	67. Alicante, Spain
9. Hickory, North Carolina	9. Holden, Massachusetts	39. Tossiat, France	68. Barcelona, Spain
10. Avon Lake, Ohio	10. Albion, Michigan	40. Ahrensburg, Germany	69. Pamplona, Spain
11. Hatfield, Pennsylvania	11. Minneapolis, Minnesota	41. Lahnstein, Germany	70. Sant Andreu, Spain
12. Changzhou, China	12. St. Louis, Missouri	42. Guatemala City, Guatemala	71. Malmoe, Sweden
13. Laiwu, China	13. Mooresville, North Carolina	43. Gyor, Hungary	72. Taoyuan, Taiwan
14. Shenzhen, China	14. Berea, Ohio	44. Kalol, India	73. Bangkok, Thailand
15. Suzhou, China	15. Massillon, Ohio	45. Pune, India (d)	74. Phan Thong, Thailand
16. Gaggenau, Germany	16. North Baltimore, Ohio	46. Rania, India	75. Gazientep, Turkey
17. Melle, Germany	17. Norwalk, Ohio	47. Vashere, India	76. Gebze, Turkey
18. Drachten, Netherlands	18. Lehigh Valley, Pennsylvania	48. Tangerang, Indonesia	77. Barnsley, United Kingdom
19. Geleen, Netherlands	19. Mountain Top, Pennsylvania	49. Naas, Ireland	78. Knowsley, United Kingdom
20. Heerlen, Netherlands	20. Vonore, Tennessee	50. Lomagna, Italy	79. Thuan An, Vietnam
21. Barbastro, Spain	21. Winchester, Virginia	51. Merate, Italy	Suwanee, Georgia (b)
22. Istanbul, Turkey	22. Lomas de Zamora, Argentina	52. Pogliano, Italy
23. Leek, United Kingdom	23. Assesse, Belgium	53. Butterworth, Malaysia
Maryland Heights, Missouri (b)	24. Louvain-La-Nueve, Belgium	54. Santa Clara, Mexico
Shanghai, China (b)	25. Itupeva, Brazil	55. Toluca, Mexico
Stanley, North Carolina (b)	26. Suzano, Brazil	56. Auckland, New Zealand
Singapore, Singapore (b)	27. Toronto, Canada	57. Karachi, Pakistan
Pune, India (a), (d)	28. Maipu, Chile	58. Lahore, Pakistan
Pamplona, Spain (a)	29. Chuzhou, China	59. Lima, Peru
(a)Facility is not included in manufacturing plants total as it is also included as part of another segment.
(b)Facility is not included in manufacturing plants total as it is a design center/lab.
(c)There are two manufacturing plants located in Shanghai, China.
(d)Location also includes a design center/lab.

ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
13 AVIENT CORPORATION

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 7, 2024.

Name	Age	Position
Ashish K. Khandpur	56	President and Chief Executive Officer
Jamie A. Beggs	47	Senior Vice President and Chief Financial Officer
Kristen A. Gajewski	42	Senior Vice President, Chief Human Resources Officer
Michael A. Garratt	60	Senior Vice President, President Color, Additives and Inks — EMEA
M. John Midea, Jr.	59	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	50	Senior Vice President, President of Color, Additives and Inks — Americas and Asia
Chris L. Pederson	57	Senior Vice President, President of Specialty Engineered Materials
Vinod Purayath	45	Senior Vice President and Chief Technology Officer
Joel R. Rathbun	51	Senior Vice President, Mergers and Acquisitions
Ashish K. Khandpur, Ph.D.: President and Chief Executive Officer, December 2023 to date. Group President of the Transportation & Electronics business group for 3M Company ("3M") (a global manufacturing and technology company) from April 2021 to November 2023. During his 28-year career with 3M, Dr. Khandpur held a series of roles with increasing responsibility, including Executive Vice President, Transportation & Electronic business group, from April 2019 to April 2021; Executive Vice President, Electronics & Energy business group, from July 2017 to March 2019; and Senior Vice President, Research & Development and Chief Technology Officer, from July 2014 to June 2017, among other roles.
Jamie A. Beggs: Senior Vice President and Chief Financial Officer, August 2020 to date. Senior Vice President and Chief Financial Officer of Hunt Consolidated, Inc. (a diversified holding company focused primarily in the energy industry) from January 2017 through December 2019. Vice President and Treasurer at Celanese Corporation (a global technology leader in the production of specialty materials and chemical products) from 2015 to 2017. Chief Financial Officer, Material Solutions at Celanese Corporation from 2011 to 2015. Prior to 2011, Ms. Beggs worked in various roles of increasing responsibility at Celanese in both business and finance from May 2007.
Kristen A. Gajewski: Senior Vice President, Chief Human Resources Officer, February 2023 to date. Global HR Director, Talent Management and Corporate Functions, September 2022 to January 2023. Global HR Director, Color, Additives and Inks, February 2017 to August 2022 including an international assignment from December 2017 to September 2019 with additional responsibility for the EMEA and India region. Global Training and Organizational Development Director from January 2016 to January 2017. Training and Organizational Development Senior Manager from March 2015 to December 2015. Training and Organizational Development Manager from July 2013 to February 2015. Prior to joining Avient, Ms. Gajewski held HR roles of increasing responsibility at AkzoNobel Decorative Coatings (a business unit of AkzoNobel specializing in manufacturing paints and coatings) from May 2009 to June 2013.
Michael A. Garratt: Senior Vice President, President Color, Additives and Inks — EMEA, April 2020 to date. Senior Vice President, Chief Commercial Officer, April 2016 to March 2020. Senior Vice President, President of Performance Products and Solutions, September 2013 to April 2016. President, Marmon Utility (a manufacturer of medium-high voltage utility, subsea and down-hole power cables and molded insulator systems) from March 2011 to September 2013. Chief Operating Officer, Excel Polymers (a custom thermoset rubber formulator) from November 2009 to December 2010. Vice President and General Manager - Americas Compounding and Performance Additives, Excel Polymers from March 2009 to November 2009. Vice President and General Manager - Industrial and Consumer, Excel Polymers from December 2005 to March 2009. From April 1996 to June 2005, Mr. Garratt worked for DuPont Dow Elastomers, a joint venture of Dupont and Dow (global manufacturers of engineered thermoset rubber and thermoplastic elastomer materials) in market development and product management positions, culminating in a regional commercial leadership role for Europe, the Middle East and Africa.
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
14 AVIENT CORPORATION

Woon Keat Moh: Senior Vice President, President Color, Additives and Inks — Americas and Asia, April 2020 to date. Senior Vice President, President of Color, Additives and Inks, January 2020 to March 2020. Vice President of Asia, January 2019 to December 2019. General Manager of Specialty Engineered Materials Asia, December 2014 to December 2018. Sales Director of Color and Additives Asia, February 2011 to November 2014. Business Development Manager, Color and Additives Asia, February 2010 to January 2011. From October 1999 to January 2010, Mr. Moh worked for Clariant AG (a global manufacturer of color and additives masterbatch) in various roles of increasing responsibility, culminating in a commercial leadership role in Southeast Asia. He also served as a technical sales executive for Bayer AG (a manufacturer of pigments, dyestuffs, additives, chemical auxiliaries for textile, leather, paper and plastic industry) with its Specialty Products division from 1997 to 1999.
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
Vinod Purayath, P.h.D.: Senior Vice President and Chief Technology Officer, June 2021 to date. Vice President, Technology, SunRise Memory Corp. (a semiconductor company based in California) from April 2019 to June 2021. Managing Director, Selective Removal Products Division, of Applied Materials, Inc. (a supplier of equipment, services and software for the manufacture of semiconductor chips) from September 2013 to March 2019. Dr. Purayath also served in various positions at Sandisk (a manufacturer of flash memory products) from 2005 to 2013, and as a Research Fellow at the Japan Advanced Institute for Science and Technology from 2003 to 2005.
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
As of February 7, 2024, there were 1,421 holders of record of our common shares.
We currently have an authorized common share repurchase program. During the twelve months ended December 31, 2023, we did not repurchase any common shares.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	4,957,472
November 1 to November 30	—	$—	—	4,957,472
December 1 to December 31	—	$—	—	4,957,472
Total	—	$—	—

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of December 31, 2023, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. [RESERVED]
16 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2023 and 2022. For a discussion of changes from fiscal year 2021 to fiscal year 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
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
Our Business
We are a premier formulator of specialized and sustainable materials solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, with 2023 sales of $3.1 billion from continuing operations, we have manufacturing and warehouses around the globe, with 61% of our sales to customers outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics.
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
As Avient has evolved into a specialty materials company, we’ve continued to refine and increase our commitment to sustainability. Like all that we do, we start by putting our customers first, then look inward to make a difference. Our guiding principle of sustainability is to enable our customers’ innovation and sustainability goals through products and services. Our four cornerstones of People, Products, Planet and Performance guide our investments and actions, and we are making significant contributions in each. Examples of how our materials science is enabling sustainability for our customers include developing unique technologies that improve the recyclability of products and allow recycled content to be incorporated in products, thus advancing a more circular economy; light-weighting solutions that replace heavier traditional materials like metal, glass and wood, which can improve fuel efficiency in all modes of transportation and reduce carbon footprint; and sustainable infrastructure solutions that increase energy efficiency, renewable energy, natural resource conservation and fiber optic / 5G network accessibility.
In addition, we continue to engage and invest in the Alliance to End Plastic Waste (AEPW). Avient joined the AEPW as a founding member, along with 29 other member companies, in January 2019. As of December 31, 2023, the AEPW had committed over $1.5 billion to help end plastic waste in the environment through investment in infrastructure, innovation, education, and clean-up activities. Our commitment to AEPW is yet another example of the importance we place on being a global leader in all aspects of how we define sustainability: People, Products, Planet and Performance.
17 AVIENT CORPORATION

We have identified four key growth drivers to drive profitable, organic sales growth: sustainable solutions, composites, healthcare and emerging regions. We also focus on accelerating the launch of new products and collaborating with our customers to develop new and unique solutions for their benefit while focusing on our four cornerstones of sustainability to ensure the growth we achieve is sustainable for us and our customers. Capital expenditures will be focused primarily to support sales growth, investment in recent acquisitions, and other strategic investments. We also continue to consider acquisitions and other synergy opportunities that complement our core platforms. These actions will enable us to continue to invest in our core capabilities and continue to support growth in key markets and product offerings.
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
Recent Developments
APM Acquisition
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's materials offerings of composites and engineered fibers. Total consideration paid by the Company was $1.4 billion, net of cash acquired.
Distribution business sale
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash, subject to a customary working capital adjustment. Total proceeds were $935.5 million, of which $7.3 million was received in the year ended December 31, 2023. The results of the Distribution business are presented as discontinued operations for all periods presented.
18 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2023 versus 2022
(Dollars in millions, except per share data)	2023	2022	2021	Change	% Change
Sales	$3,142.8	$3,396.9	$3,315.5	$(254.1)	(7.5)%
Cost of sales	2,250.3	2,514.2	2,371.7	263.9	10.5%
Gross margin	892.5	882.7	943.8	9.8	1.1%
Selling and administrative expense	695.7	639.4	664.1	(56.3)	(8.8)%
Operating income	196.8	243.3	279.7	(46.5)	(19.1)%
Interest expense, net	(115.3)	(119.8)	(75.2)	4.5	3.8%
Other income (expense), net	5.8	(59.7)	(1.0)	65.5	nm
Income from continuing operations before income taxes	87.3	63.8	203.5	23.5	36.8%
Income tax (expense) benefit	(11.0)	19.3	(51.9)	(30.3)	nm
Net income from continuing operations	$76.3	$83.1	$151.6	$(6.8)	(8.2)%
(Loss) income from discontinued operations, net of income taxes	(0.1)	620.3	79.0	(620.4)	nm
Net income	76.2	703.4	230.6	(627.2)	(89.2)%
Net (income) loss attributable to noncontrolling interests	(0.5)	(0.3)	0.2	(0.2)	nm
Net income attributable to Avient common shareholders	$75.7	$703.1	$230.8	$(627.4)	(89.2)%

Earnings per share attributable to Avient common shareholders - basic:
Continuing operations	$0.83	$0.91	$1.66
Discontinued operations	—	6.80	0.87
Total	$0.83	$7.71	$2.53

Earnings per share attributable to Avient common shareholders - diluted:
Continuing operations	$0.83	$0.90	$1.65
Discontinued operations	—	6.73	0.86
Total	$0.83	$7.63	$2.51

Gross margin as a percentage of sales	28.4%	26.0%	28.5%
nm - not meaningful
Sales
Sales decreased $254.1 million, or 7.5%, in 2023 compared to 2022. The APM Acquisition, which began to be reflected in results as of September 1, 2022, increased sales by 7.4%, which was more than offset by the impacts of lower global demand and customer destocking. In addition, unfavorable foreign exchange rates had a 0.8% impact.
Gross Margin
Gross margin as a percentage of sales was 28.4% in 2023 as compared to 26.0% in 2022. The gross margin improvement was driven primarily by favorable price and mix, including a full year of APM results in 2023, and raw material deflation. Further, 2023 included $52.1 million of higher environmental remediation costs, while 2022 included $34.4 million of expense associated with the APM Acquisition purchase accounting inventory step-up and $19.2 million of higher restructuring costs.
Selling and administrative expense
These costs include selling, technology, administrative functions, amortization of intangible assets, corporate and general expenses. Selling and administrative expense in 2023 increased $56.3 million compared to 2022, primarily driven by a full year of APM results and higher restructuring costs of $9.6 million in 2023.
19 AVIENT CORPORATION

Interest expense, net
Interest expense, net decreased $4.5 million in 2023 as compared to 2022. Higher interest expense related to new debt incurred to finance the APM Acquisition and the impact of higher interest rates on our variable term debt was partially offset by $15.8 million of higher interest income from cash equivalents and cross-currency swaps. Additional reductions resulted from $10.0 million of committed financing costs incurred in 2022 associated with the APM Acquisition along with a $13.7 million reduction in other debt financing costs.
Other income (expense), net
Other income (expense), net resulted in income in 2023 primarily related to a $32.3 million year-over-year change in the mark-to-market expense associated with pension and post-retirement plans. In addition, 2022 included a $30.9 million mark-to-market loss on derivative contracts entered into to hedge the purchase price of the APM Acquisition.
Income taxes
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or other reconciling items is included below.

	Twelve Months Ended December 31,
(In millions)	2023	2022
U.S. federal income tax rate	21.0%	21.0%
Net tax on GILTI and FDII	1.9	2.8
International tax on certain current and prior year earnings	3.9	0.2
Non-deductible acquisition related costs	—	0.9
Non-deductible interest	5.3	2.9
Research and development credit	(3.7)	(5.0)
Capital losses	(5.4)	(88.1)
State and local tax, net	(2.3)	(4.0)
International tax rate differential	0.2	(5.5)
International permanent items	(7.5)	12.1
Net impact of uncertain tax positions	(5.3)	12.9
Changes in valuation allowances	3.6	15.4
Other	0.9	4.2
Effective income tax rate	12.6%	(30.2)%
The consolidated effective income tax rate from continuing operations was 12.6%, which was lower than the U.S. federal rate of 21%. This lower rate was primarily driven by the recognition of tax benefits of 7.5% associated with tax impairments of investments in affiliates, driven in part from European restructuring actions. Further, we recognized a 5.4% tax benefit from federal and state capital losses associated with an international affiliate's tax status change in 2022. Finally, we recognized tax benefits from the reduction of uncertain tax positions as well as the U.S. R&D tax credit, which reduced the tax rate, 5.3% and 3.7%, respectively. Partially offsetting these benefits were non-deductible foreign interest, 5.3%, tax associated with foreign income repatriation, 3.9%, and an increase of our valuation allowance which impacted the rate 3.6%.
The 2022 consolidated effective income tax rate from continuing operations was a benefit of 30.2%. We recognized a net tax benefit of 88.1% in 2022 from federal and state capital loss deductions associated with an international affiliate's tax status change. We also recognized a tax benefit of 5.5% associated with earnings in foreign jurisdictions with statutory rates below the U.S. federal income tax rate. Further, the state and local tax benefit was 4.0%, driven by a U.S. tax loss.
Offsetting these benefits in 2022 were the tax impact of international permanent items of 12.1%, which primarily included an unfavorable tax effect of withholding taxes. We also increased our valuation allowance, which impacted the rate 15.4%, for deferred tax assets that are unlikely to create income tax benefits before their expiration. Further, uncertain tax positions increased, which impacted the rate 12.9%, primarily associated with European restructuring charges which are not expected to realize and a tax effect of non-deductible foreign interest of 2.9%.
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
Sales and Operating Income

			2023 versus 2022
(Dollars in millions)	2023	2022	Change	% Change
Sales:
Color, Additives and Inks	$2,007.4	$2,355.0	$(347.6)	(14.8)%
Specialty Engineered Materials	1,138.2	1,044.4	93.8	9.0%
Corporate	(2.8)	(2.5)	(0.3)	nm
Sales	$3,142.8	$3,396.9	$(254.1)	(7.5)%

Operating income:
Color, Additives and Inks	$259.9	$301.0	$(41.1)	(13.7)%
Specialty Engineered Materials	142.5	140.1	2.4	1.7%
Corporate	(205.6)	(197.8)	(7.8)	(3.9)%
Operating income	$196.8	$243.3	$(46.5)	(19.1)%
nm - not meaningful
Color, Additives and Inks
Sales decreased $347.6 million, or 14.8%, in 2023 compared to 2022, primarily driven by lower global demand and customer destocking.
Operating income decreased $41.1 million, or 13.7%, in 2023 compared to 2022, primarily due to lower global demand, customer destocking and unfavorable foreign exchange rates, which had a 1.3% impact, partially offset by the carryforward of price increases, raw material deflation and cost reduction actions.
Specialty Engineered Materials
Sales increased by $93.8 million, or 9.0%, in 2023 compared to 2022. The APM Acquisition, which began to be reflected in results as of September 1, 2022, increased sales by 24.2%, which was partially offset by the impacts of lower global demand and customer destocking.
Operating income increased by $2.4 million, or 1.7%, in 2023 compared to 2022, driven primarily by the APM Acquisition, raw material deflation and cost reduction actions, partially offset by lower global demand, customer destocking and unfavorable foreign exchange rates, which had a 1.7% impact.
Corporate
Costs increased $7.8 million, or 3.9%, in 2023 compared to 2022, primarily driven by $52.1 million of higher environmental remediation costs in 2023 and $8.1 million of higher mark-to-market costs associated with Avient deferred compensation plans, partially offset by lower acquisition related expense of $47.5 million, which includes $34.4 million of expense associated with the APM inventory step-up, and $9.6 million of lower restructuring costs in 2023.

21 AVIENT CORPORATION

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
The following table summarizes our liquidity as of December 31, 2023:

(In millions)
Cash and cash equivalents	$545.8
Revolving credit availability	199.7
Liquidity	$745.5
As of December 31, 2023, approximately 69% of the Company’s cash and cash equivalents resided outside the United States.
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
Expected sources of cash needed to satisfy cash requirements in 2024 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. Expected uses of cash in 2024 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation costs and capital expenditures. Capital expenditures are currently estimated to be approximately $140 million in 2024, primarily to support sales growth, our continued investment in recent acquisitions, including the implementation of a cloud-based ERP system, S/4HANA, and other strategic investments.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2023	2022	2021
Cash provided by (used by):
Operating Activities	$201.6	$398.4	$233.8
Investing Activities	(94.2)	(504.0)	(150.2)
Financing Activities	(201.7)	166.4	(114.6)
Effect of exchange rate on cash	(1.0)	(20.9)	(17.3)
Net (decrease) increase in cash and cash equivalents	$(95.3)	$39.9	$(48.3)
Operating Activities
In 2023, net cash provided by operating activities decreased to $201.6 million as compared to $398.4 million in 2022, driven primarily by lower earnings and taxes paid associated with the sale of the Distribution business, partially offset by a decrease in working capital.
Investing Activities
Net cash used by investing activities during 2023 of $94.2 million primarily reflects the impact of capital expenditures of $119.4 million, which were partially offset by the net proceeds from the sale of the Distribution business of $7.3 million, proceeds from plant closures of $7.6 million and other investing inflows of $10.3 million.
Financing Activities
Net cash used by financing activities of $201.7 million in 2023 primarily reflects $105.8 million reduction in long-term debt and $90.2 million of dividends paid.
22 AVIENT CORPORATION

Total Debt
The following table summarizes debt as of December 31, 2023 and 2022.

(In millions)	2023	2022
Senior secured revolving credit facility due 2026	$—	$—
Senior secured term loan due 2026	—	423.6
Senior secured term loan due 2029	709.0	385.5
5.75% senior notes due 2025	647.2	645.2
7.125% senior notes due 2030	716.2	714.9
Other Debt	7.6	9.7
Total Debt	$2,080.0	$2,178.9
Less short-term debt	9.5	2.2
Total long-term debt, net of current portion	$2,070.5	$2,176.7

On August 16, 2023, the Company refinanced its senior secured term loans by amending its Credit Agreement (the Term Loan Amendment). Pursuant to the Term Loan Amendment, Avient incurred a new tranche of Senior Secured Term Loan due 2029 in an aggregate principal amount of $731.6 million. The proceeds, together with $102.3 million of cash on hand, were used to settle all of the outstanding principal of previous tranches of senior secured term loans. The amendment aligned the maturity date for all of the Company’s term loan debt to August 29, 2029. The amendment also aligned and reduced the interest rates per annum, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.50%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.50%. We recognized $1.9 million related to the write-off of unamortized issuance costs and discounts within Interest expense, net for the year ended December 31, 2023 as a result of the amendment.
The Company maintains a senior secured revolving credit facility (the Revolving Credit Facility), which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2023, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $199.7 million. As of December 31, 2022, we had no borrowings under our Revolving Credit Facility, which had remaining availability of $246.2 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants. As of December 31, 2023, we were in compliance with all customary financial and restrictive covenants pertaining to our debt.
For additional information regarding our debt, please see Note 6, Financing Arrangements to the accompanying consolidated financial statements.
Letters of Credit
Our Revolving Credit Facility provides up to $50.0 million for the issuance of letters of credit, $13.3 million of which was used at December 31, 2023. These letters of credit are issued by the bank in favor of third parties and are mainly related to required insurance programs.

23 AVIENT CORPORATION

Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. The following table summarizes our obligations as of December 31, 2023 that are expected to impact liquidity and cash flow in future periods. See Liquidity and Capital Resources for additional discussion of our ability to generate and access cash to meet requirements as well as plans for use of cash in both the short-term and long-term.

	Payment Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt (1)	$2,110.5	$9.5	$667.4	$15.4	$1,418.2
Operating leases	69.5	20.3	23.9	13.0	12.3
Interest on debt obligations (2)	680.1	144.5	232.9	214.1	88.6
Pension and post-retirement obligations (3)	76.9	8.0	15.7	15.6	37.6
Purchase obligations (4)	124.5	65.1	33.0	19.5	6.9
Environmental obligations (5)	157.2	32.1	89.8	6.2	29.0
Total	$3,061.5	$247.4	$972.9	$277.6	$1,563.6
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
(5)Includes estimated payments related to environmental remediation, primarily due to the ongoing remedial action at Calvert City.

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
Environmental Liabilities
We are a party to a Consent Decree related to remedial actions at the former Goodrich Corporation Calvert City site and will incur environmental remediation costs related to this matter. We recognize an estimate of environmental liabilities on an undiscounted basis for probable future environmental expenditures. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties, and the recovery is recognized when realization of the proceeds is deemed as probable.
24 AVIENT CORPORATION

Environmental liabilities represents our best estimate of the remaining probable costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. As we progress through remedial design and remedial action related to the Goodrich Corporation Calvert City site, additional information will become available that may require an adjustment to our existing accrual.
Additional information related to the accounting for environmental liabilities is found in Note 12, Commitments and Contingencies.
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
For additional information about the acquisitions of businesses see Note 2, Business Combinations.
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
Additional information related to the accounting for pension and other post-retirement benefits is found in Note 11, Employee Benefit Plans.
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
25 AVIENT CORPORATION

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
Additional information related to the accounting for income taxes is found in Note 13, Income Taxes.
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
Quantitative analyses are performed by estimating the fair value for each reporting unit using a discounted cash flow model. These analyses include estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount estimated cash flows. The future cash flows are based on the Company's long-term strategic plan, and a terminal value is used to estimate the reporting unit's cash flows beyond the period covered by the strategic plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, revenue growth, operating margins, and long-term growth rates.
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
On October 1, 2023, we quantitatively tested goodwill as part of our annual goodwill impairment test. Based on the results of the test, the fair values for all of our reporting units exceeded the carrying values, and therefore there was no goodwill impairment. The APM reporting unit, included in the Specialty Engineered Materials segment, had a fair value that exceeded the carrying value by 7%. The fair value's close proximity to the carrying value was primarily due to the fact that the APM business was acquired approximately one year ago while interest rates have increased since the date of the acquisition which lowers the calculated fair value. Although we believe that the current assumptions and estimates are appropriate, the performance of this business could be impacted by negative or unforeseen changes in market factors and economic conditions, which could impact the valuation in the future. The carrying value of our APM reporting unit included goodwill of $447.2 million as of December 31, 2023.
Indefinite-lived Trade Names
Indefinite-lived trade names are evaluated annually for impairment as of October 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Additionally, indefinite-lived trade names are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. Events or circumstances that may result in an impairment review include changes in industry and market considerations, cost factors, financial performance, and other relevant entity-specific events that could affect inputs used to determine the respective fair values of the indefinite-lived intangible assets.
26 AVIENT CORPORATION

Quantitative analyses are performed by estimating the fair value for each indefinite-lived trade name using a royalty relief methodology. These analyses include estimates of future cash flows that are based on the Company's long-term strategic plan and the applicable weighted-average cost of capital used to discount estimated cash flows. The primary inputs to these estimates require the exercise of judgements, including judgements about appropriate discount rates, revenue growth, royalty rates, and long-term growth rates.
A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each indefinite-lived trade name.
On October 1, 2023, we performed a quantitative impairment assessment of our indefinite-lived trade names using the royalty relief methodology. Based on the quantitative impairment assessment of our trade names, the fair value for all of our trade names exceeded their carrying value, and therefore there was no impairment of indefinite-lived trade names. The fair value of the Dyneema trade name, which is part of the APM reporting unit, exceeded the carrying value by 9%. Although we believe that the current assumptions and estimates are appropriate, the value of this trade name could be impacted by negative or unforeseen changes in market factors and economic conditions. The carrying value of the trade name is $281.2 million as of December 31, 2023.
For additional information about goodwill and intangible assets see Note 4, Goodwill and Intangible Assets.
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
Interest rate exposure — Interest on our Revolving Credit Facility and senior secured term loan is based upon a Prime rate or SOFR, plus a margin. There would be no material impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2023.
Foreign currency exposure — We have exposure from both third-party and intercompany transactions that are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movements. To mitigate this risk, we may enter into foreign exchange forward contracts and derivative instruments. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
We also face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive (loss) income in the Shareholders’ equity section of the accompanying Consolidated Balance Sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars. To mitigate a portion of this risk, we may enter into cross currency swaps. Gains and losses on these contracts generally offset gains and loss on the euro investment in our foreign entities.
28 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2023.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2023 and found them to be effective.
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
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2023 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 64 of this Annual Report, which concludes that as of December 31, 2023, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.

/s/ ASHISH K. KHANDPUR	/s/ JAMIE A. BEGGS

Ashish K. Khandpur	Jamie A. Beggs
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 20, 2024

30 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024, expressed an unqualified opinion thereon.
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
February 20, 2024
31 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
32 AVIENT CORPORATION

Environmental Accrued Liabilities - Calvert City
Description of the Matter
As described in Note 12 to the consolidated financial statements, the environmental accrued liability as of December 31, 2023 is approximately $157.2 million and is comprised primarily of the cost estimate for the Calvert City location of $148.9 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

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

With the assistance of our specialists, we tested the balance of the Calvert City environmental accrued liability and the disclosure of the expected costs to remediate. Our audit procedures included, among others, making inquiries of internal general counsel and obtaining legal letters from internal and external counsel. We also evaluated external communications including those from the US EPA and cost estimates from management’s Specialists used in determining the environmental accrued liability. We tested the key assumptions used by management by comparing those assumptions to accepted industry practice and information included in the Record of Decision issued by the US EPA, as applicable. We examined historical costs for recurring items and evaluated updated cost estimates for any current period changes. We searched publicly available information that might indicate facts contrary to the cost estimates and timeline used to determine the Calvert City accrual.

33 AVIENT CORPORATION

Impairment assessment of the Avient Protective Materials (APM) Reporting Unit and the Dyneema Indefinite-Lived Trade Name
Description of the Matter
At December 31, 2023, the Company had goodwill of $1,719.3 million and indefinite-lived intangible assets related to trade names of $393.2 million on its consolidated balance sheet. As discussed in Note 1 to the consolidated financial statements, these assets are assessed for impairment on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting units (for goodwill) or the indefinite-lived assets (for trade names) is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference.

Auditing the Company’s annual APM goodwill and Dyneema trade name impairment assessments were complex because the estimation of fair values involves complex valuation methodologies and subjective management assumptions. These assumptions for the goodwill assessment include the weighted-average cost of capital, projections of future operating results such as forecasted revenues, operating margin and long-term growth rates and for the trade name assessment, include the weighted-average cost of capital, projections of forecasted revenues and the royalty rate. These significant assumptions used in the Company’s valuation model are forward looking and changes in these assumptions can have a material effect on the determination of fair values.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its impairment assessment for the APM reporting unit and the Dyneema trade name, including management’s review of the methods and significant assumptions described above.

Our audit procedures to test the annual impairment assessment for the APM reporting unit and the Dyneema trade name included, among others, assessing the valuation methodologies and assumptions described above, and the underlying data used to support such assumptions. For example, we compared certain assumptions to industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the assumption. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses. We involved our valuation specialists to assist with our evaluation of the methodology and auditing certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Cleveland, Ohio
February 20, 2024
34 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Sales	$3,142.8	$3,396.9	$3,315.5
Cost of sales	2,250.3	2,514.2	2,371.7
Gross margin	892.5	882.7	943.8
Selling and administrative expense	695.7	639.4	664.1
Operating income	196.8	243.3	279.7
Interest expense, net	(115.3)	(119.8)	(75.2)
Other income (expense), net	5.8	(59.7)	(1.0)
Income from continuing operations before income taxes	87.3	63.8	203.5
Income tax (expense) benefit	(11.0)	19.3	(51.9)
Net income from continuing operations	76.3	83.1	151.6
(Loss) income from discontinued operations, net of income taxes	(0.1)	620.3	79.0
Net income	76.2	703.4	230.6
Net (income) loss attributable to noncontrolling interests	(0.5)	(0.3)	0.2
Net income attributable to Avient common shareholders	$75.7	$703.1	$230.8

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$0.83	$0.91	$1.66
Discontinued operations	—	6.80	0.87
Total	$0.83	$7.71	$2.53

Earnings per share attributable to Avient common shareholders - Diluted:
Continuing operations	$0.83	$0.90	$1.65
Discontinued operations	—	6.73	0.86
Total	$0.83	$7.63	$2.51

Weighted-average shares used to compute earnings per common share:
Basic	91.1	91.2	91.4
Plus dilutive impact of share-based compensation	0.7	1.0	0.7
Diluted	91.8	92.2	92.1

Anti-dilutive shares not included in diluted common shares outstanding	0.7	0.3	—

Cash dividends declared per share of common stock	$1.000	$0.960	$0.875
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$76.2	$703.4	$230.6
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(5.3)	(38.7)	(75.2)
Cash flow hedges	—	2.3	3.2
Pension and postretirement benefits	(6.3)	6.2	—
Total other comprehensive loss	(11.6)	(30.2)	(72.0)
Total comprehensive income	64.6	673.2	158.6
Comprehensive (income) loss attributable to noncontrolling interests	(0.5)	(0.3)	0.2
Comprehensive income attributable to Avient common shareholders	$64.1	$672.9	$158.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$545.8	$641.1
Accounts receivable, net	399.9	440.6
Inventories, net	347.0	372.7
Other current assets	114.9	115.3
Total current assets	1,407.6	1,569.7
Property, net	1,028.9	1,049.2
Goodwill	1,719.3	1,671.9
Intangible assets, net	1,590.8	1,597.6
Operating lease assets, net	65.3	60.4
Other non-current assets	156.6	136.2
Total assets	$5,968.5	$6,085.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$9.5	$2.2
Accounts payable	432.3	454.4
Current operating lease obligations	16.6	17.0
Accrued expenses and other current liabilities	315.2	395.8
Total current liabilities	773.6	869.4
Non-current liabilities:
Long-term debt	2,070.5	2,176.7
Pension and other post-retirement benefits	67.2	67.2
Deferred income taxes	281.6	342.5
Non-current operating lease obligations	43.2	40.9
Other non-current liabilities	394.4	235.5
Total non-current liabilities	2,856.9	2,862.8

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,529.7	1,520.5
Retained earnings	1,808.2	1,823.6
Common shares held in treasury, at cost, 31.0 shares in 2023 and 31.3 shares in 2022	(932.5)	(935.0)
Accumulated other comprehensive loss	(87.4)	(75.8)
Avient shareholders’ equity	2,319.2	2,334.5
Noncontrolling interest	18.8	18.3
Total equity	2,338.0	2,352.8
Total liabilities and equity	$5,968.5	$6,085.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

37 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating activities
Net income	$76.2	$703.4	$230.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense	—	(550.1)	—
Depreciation and amortization	186.9	157.6	144.2
Accelerated depreciation	1.9	5.5	1.7
Amortization of inventory step-up	—	34.4	1.5
Deferred income tax (benefit) expense	(61.3)	0.5	(27.3)
Share-based compensation expense	13.2	13.2	11.2
Changes in assets and liabilities, net of the effect of acquisitions:
Decrease (increase) in accounts receivable	38.6	32.6	(143.1)
Decrease (increase) in inventories	24.3	14.0	(141.0)
(Decrease) increase in accounts payable	(22.2)	10.7	95.3
(Decrease) increase in pension and other post-retirement benefits	(15.1)	7.1	(10.9)
Taxes paid on gain on sale of business	(104.1)	(2.8)	—
Accrued expenses and other assets and liabilities, net	63.2	(27.7)	71.6
Net cash provided by operating activities	201.6	398.4	233.8

Investing activities
Capital expenditures	(119.4)	(105.5)	(100.6)
Business acquisitions, net of cash acquired	—	(1,426.1)	(47.6)
Settlement of foreign exchange derivatives	—	93.3	—
Net proceeds from divestiture	7.3	928.2	—
Proceeds from plant closures	7.6	6.1	—
Other investing activities	10.3	—	(2.0)
Net cash used by investing activities	(94.2)	(504.0)	(150.2)

Financing activities
Debt offering proceeds	—	1,300.0	—
Purchase of common shares for treasury	—	(36.4)	(4.2)
Cash dividends paid	(90.2)	(86.8)	(77.7)
Repayment of long-term debt	(105.8)	(956.8)	(18.5)
Payments on withholding tax on share awards	(3.4)	(4.3)	(10.7)
Debt financing costs	(2.3)	(49.3)	—
Other financing activities	—	—	(3.5)
Net cash (used) provided by financing activities	(201.7)	166.4	(114.6)
Effect of exchange rate changes on cash	(1.0)	(20.9)	(17.3)
(Decrease) increase in cash and cash equivalents	(95.3)	39.9	(48.3)
Cash and cash equivalents at beginning of year	641.1	601.2	649.5
Cash and cash equivalents at end of year	$545.8	$641.1	$601.2
The accompanying notes to the consolidated financial statements are an integral part of these statements.
38 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive Loss (Income)	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2021	122.2	(30.9)	$1.2	$1,513.3	$1,057.4	$(901.2)	$26.4	$1,697.1	$14.6	$1,711.7
Net income	—	—	—	—	230.8	—	—	230.8	(0.2)	230.6
Other comprehensive loss	—	—	—	—	—	—	(72.0)	(72.0)	—	(72.0)
Noncontrolling interest activity	—	—	—	—	—	—	—	—	1.4	1.4
Cash dividends declared -- $0.8750 per share	—	—	—	—	(80.2)	—	—	(80.2)	—	(80.2)
Repurchase of common shares	—	(0.1)	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Share-based compensation and exercise of awards	—	0.4	—	0.9	—	4.7	—	5.6	—	5.6
Acquisitions/other	—	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Balance at December 31, 2021	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	703.1	—	—	703.1	0.3	703.4
Other comprehensive loss	—	—	—	—	—	—	(30.2)	(30.2)	—	(30.2)
Cash dividends declared -- $0.9600 per share	—	—	—	—	(87.5)	—	—	(87.5)	—	(87.5)
Repurchase of common shares	—	(0.8)	—	—	—	(36.4)	—	(36.4)	—	(36.4)
Share-based compensation and exercise of awards	—	0.1	—	8.7	—	2.1	—	10.8	—	10.8
Acquisitions/other	—	—	—	—	—	—	—	—	2.2	2.2
Balance at December 31, 2022	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	75.7	—	—	75.7	0.5	76.2
Other comprehensive loss	—	—	—	—	—	—	(11.6)	(11.6)	—	(11.6)
Cash dividends declared -- $1.0000 per share	—	—	—	—	(91.1)	—	—	(91.1)	—	(91.1)
Share-based compensation and exercise of awards	—	0.3	—	9.2	—	2.5	—	11.7	—	11.7
Balance at December 31, 2023	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
The accompanying notes to the consolidated financial statements are an integral part of these statements.

39 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a premier formulator of specialized and sustainable materials solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales, and manufacturing across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of plastics. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
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
Inventories
Raw materials and finished goods are carried at lower of cost or market using either the weighted average cost or the first-in, first-out (FIFO) method. Inventory reserves totaled $34.5 million and $32.1 million at December 31, 2023 and 2022, respectively.
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
40 AVIENT CORPORATION

We account for operating and finance leases under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842.
Finite-lived intangible assets, which consist primarily of customer relationships, patents and technology are amortized over their estimated useful lives. The useful lives range up to 25 years.
We assess the recoverability of long-lived assets when events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected future undiscounted cash flows associated with the asset. We measure the amount of impairment of long-lived assets as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. No such impairments were recognized during 2023, 2022 or 2021.
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
A qualitative approach for both goodwill and indefinite-lived intangible assets can be performed if the last quantitative test exceeded certain thresholds. During our qualitative approach, we assess whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed for each asset, as described above.
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
41 AVIENT CORPORATION

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
The net interest payments accrued each month for effective instruments designated as a hedge are reflected in net income as adjustments of interest expense and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). Instruments not designated as hedges are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately. In 2022, we entered into foreign currency derivatives associated with the APM Acquisition that were not initially designated as hedges.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2023, 2022 and 2021 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Cash Flow Hedges	Total
Balance at January 1, 2021	$26.6	$5.2	$(5.4)	$26.4
Translation Adjustments	(127.7)	—	—	(127.7)
Unrealized gains on derivatives	52.5	—	3.2	55.7
Balance at December 31, 2021	(48.6)	5.2	(2.2)	(45.6)
Translation Adjustments	(60.3)	—	—	(60.3)
Unrealized gains on derivatives	21.6	—	2.3	23.9
Prior service credit	—	6.2	—	6.2
Balance at December 31, 2022	(87.3)	11.4	0.1	(75.8)
Translation Adjustments	90.9	—	—	90.9
Unrealized losses on derivatives	(96.1)	—	—	(96.1)
Amortization of prior service credit	—	(6.4)	—	(6.4)
Balance at December 31, 2023	$(92.5)	$5.0	$0.1	$(87.4)

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
42 AVIENT CORPORATION

Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales.
Research and Development Expense
Research and development costs of $90.3 million in 2023, $84.9 million in 2022 and $83.2 million in 2021 are charged to expense as incurred.
Environmental Costs
We expense costs that are associated with managing hazardous substances and pollution in ongoing operations on a current basis. Costs associated with environmental contamination are accrued when it becomes probable that a liability has been incurred and our proportionate share of the cost can be reasonably estimated. Any such provision is recognized using the Company's best estimate of the amount of loss incurred, or at the lower end of an estimated range, when a single best estimate is not determinable. In some cases, the Company recovers a portion of the costs relating to these obligations from insurers or other third parties, and the recovery is recognized when realization of the proceeds is deemed as probable.
Share-Based Compensation
We account for share-based compensation under the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires us to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2023, we had one active share-based employee compensation plan, which is described more fully in Note 14, Share-Based Compensation.
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
Note 2 — BUSINESS COMBINATIONS
Acquisition of APM
On September 1, 2022, the Company completed the acquisition of the DSM Protective Materials business, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The acquired business is collectively referred to as APM, and the acquisition is referred to as the APM Acquisition. The APM Acquisition enhances Avient's materials offerings of composites and engineered fibers, and results are recognized within the Specialty Engineered Materials segment.
Total consideration paid by the Company to complete the APM Acquisition was $1.4 billion, net of cash acquired. The APM Acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805. As of December 31, 2023, the purchase accounting for the APM Acquisition was complete. Measurement period adjustments since our preliminary estimates reported in our third quarter 2022 Form 10-Q are reflected in the table below. Measurement period adjustments recorded to the Consolidated Statements of Income were not material for the year ended December 31, 2023.
43 AVIENT CORPORATION

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

Finite-lived intangible assets acquired have a useful life range of 17 to 20 years. Goodwill of $406.8 million resulting from the acquisition was recorded to the Specialty Engineered Materials segment. The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition and the deferred tax impact of applying purchase accounting. Goodwill is not deductible for tax purposes.
Had the APM Acquisition occurred on January 1, 2021, sales and income from continuing operations before income taxes on a pro forma basis would have been as follows:

	Year Ended December 31,
	2022	2021
Sales	$3,653.0	$3,712.0
Income from continuing operations before income taxes	162.0	133.5
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments that assume the APM Acquisition occurred on January 1, 2021. These unaudited pro forma results do not represent financial results realized, nor are they intended to be a projection of future results.
The pro forma income from continuing operations before income taxes for the years ended December 31, 2022 and 2021 gives effect to intangible amortization from the purchase price allocation and changes to interest expense resulting from the financing transactions associated with the APM Acquisition and sale of the Distribution business.

Note 3 — DISCONTINUED OPERATIONS
On November 1, 2022, Avient sold its Distribution business to an affiliate of H.I.G. Capital for $950.0 million in cash consideration, subject to a customary working capital adjustment. Total proceeds were $935.5 million, of which $7.3 million was received in the year ended December 31, 2023. The results of the Distribution business are classified as discontinued operations for all years presented. The sale resulted in the recognition of an after-tax gain of $550.1 million, which is reflected within the Income from discontinued operations, net of income taxes line of the Consolidated Statements of Income.

44 AVIENT CORPORATION

The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business segment for the years ended December 31, 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Sales	$—	$1,331.7	$1,503.3
Cost of sales	—	(1,191.9)	(1,347.5)
Selling and administrative expense	(0.9)	(41.9)	(54.7)
Pre-tax gain on sale	—	717.0	—
Income from discontinued operations before income taxes	(0.9)	814.9	101.1
Income tax benefit (expense)	0.8	(194.6)	(22.1)
Income from discontinued operations, net of income taxes	$(0.1)	$620.3	$79.0
Note 4 — GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at January 1, 2022	$236.3	$1,048.5	$1,284.8
Acquisition of businesses	396.5	—	396.5
Currency translation	19.4	(28.8)	(9.4)
Balance at December 31, 2022	652.2	1,019.7	1,671.9
Acquisition of businesses	10.3	—	10.3
Currency translation	20.0	17.1	37.1
Balance at December 31, 2023	$682.5	$1,036.8	$1,719.3
Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(199.8)	$20.0	$546.4
Patents, technology and other	841.8	(213.1)	22.5	651.2
Indefinite-lived trade names	368.0	—	25.2	393.2
Total	$1,936.0	$(412.9)	$67.7	$1,590.8

	As of December 31, 2022
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$695.9	$(164.3)	$5.9	$537.5
Patents, technology and other	841.8	(168.8)	3.5	676.5
Indefinite-lived trade names	368.0	—	15.6	383.6
Total	$1,905.7	$(333.1)	$25.0	$1,597.6

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2023, 2022 and 2021 was $79.8 million, $63.6 million and $57.5 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2024	2025	2026	2027	2028
Expected amortization expense	$77.3	$77.3	$76.6	$74.5	$74.0

45 AVIENT CORPORATION

Note 5 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the restructuring plan will be primarily implemented by the end of 2024 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of December 31, 2023, $60.3 million has been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2021	$5.6	$0.4	$6.0
Restructuring costs	7.7	4.3	12.0
Payments, utilization and translation	(5.8)	(4.1)	(9.9)
Balance at December 31, 2021	$7.5	$0.6	$8.1
Restructuring costs	30.8	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.3	$2.4	$36.7
Restructuring costs	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1

Additional charges, primarily personnel reductions, taken throughout 2023 due to slowing global demand resulted in costs of $18.3 million recorded. Cash payments of $14.2 million were made in relation to these reductions throughout 2023.
Total restructuring costs included in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 are shown in the table below, and are primarily associated with the Clariant Color integration.

(In millions)	2023	2022	2021
Cost of goods sold	$11.9	$31.1	$14.5
Selling and administrative expenses	14.5	7.0	0.2
Total employee separation and restructuring charges	$26.4	$38.1	$14.7
46 AVIENT CORPORATION

Note 6 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	727.9	18.9	709.0	7.88%
5.75% senior notes due 2025	650.0	2.8	647.2	5.75%
7.125% senior notes due 2030	725.0	8.8	716.2	7.125%
Other Debt	7.6	—	7.6
Total Debt	2,110.5	30.5	2,080.0
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,101.0	$30.5	$2,070.5

As of December 31, 2022 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2026	426.9	3.3	423.6	3.81%
Senior secured term loan due 2029	404.7	19.2	385.5	6.53%
5.75% senior notes due 2025	650.0	4.8	645.2	5.75%
7.125% senior notes due 2030	725.0	10.1	714.9	7.125%
Other Debt	9.7	—	9.7
Total Debt	2,216.3	37.4	2,178.9
Less short-term and current portion of long-term debt	2.2	—	2.2
Total long-term debt, net of current portion	$2,214.1	$37.4	$2,176.7

On August 16, 2023, the Company refinanced its senior secured term loans by amending its Credit Agreement (the Term Loan Amendment). Pursuant to the Term Loan Amendment, Avient incurred a new tranche of Senior Secured Term Loan due 2029 in an aggregate principal amount of $731.6 million. The proceeds, together with $102.3 million of cash on hand, were used to settle all of the outstanding principal of previous tranches of senior secured term loans. The amendment aligned the maturity date for all of the Company’s term loan debt to August 29, 2029. The amendment also aligned and reduced the interest rates per annum, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.50%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.50%. We recognized $1.9 million related to the write-off of unamortized issuance costs and discounts within Interest expense, net for the year ended December 31, 2023 as a result of the amendment.
The Company maintains a senior secured revolving credit facility (the Revolving Credit Facility), which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2023, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $199.7 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2023, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at December 31, 2023 and 2022 was $2,113.7 million and $2,153.1 million, respectively, compared to carrying values of $2,080.0 million and $2,178.9 million as of December 31, 2023 and 2022, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
47 AVIENT CORPORATION

Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2024	$9.5
2025	659.6
2026	7.8
2027	7.7
2028	7.7
Thereafter	1,418.2
Aggregate maturities	$2,110.5
Included in Interest expense, net for the years ended December 31, 2023, 2022 and 2021 was interest income of $49.8 million, $34.0 million, and $17.5 million, respectively. Total interest paid on debt, net of the impact of hedging (see Note 16, Derivatives and Hedging), was $106.3 million in 2023, $69.4 million in 2022 and $72.6 million in 2021.
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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In millions)	2023	2022	2020
Cost of sales	$19.7	$18.8	$20.1
Selling and administrative expense	11.6	10.1	9.3
Total operating lease cost	$31.4	$28.9	$29.4
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2023 and 2022 was 5.6 years and 5.7 years, respectively. The non-cash net increase in operating lease liabilities was $18.1 million, $13.8 million and $8.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.
The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2023 and 2022 were 5.0% and 4.8%, respectively.
48 AVIENT CORPORATION

Future minimum lease payments under non-cancelable operating leases with initial lease terms longer than one year as of December 31, 2023 are as follows:
Maturity Analysis of Lease Liabilities:

(In millions)	2023
2024	$20.3
2025	13.8
2026	10.1
2027	8.2
2028	4.8
Thereafter	12.3
Total	$69.5
Less amount of lease payment representing interest	(9.7)
Total present value of lease payments	$59.8
Note 8 — INVENTORIES, NET
Components of Inventories, net as of December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022
Finished products	$166.0	$157.7
Work in process	19.8	22.7
Raw materials and supplies	161.2	192.3
Inventories, net	$347.0	$372.7
Note 9 — PROPERTY, NET
Components of Property, net as of December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022
Land and land improvements	$98.5	$103.5
Buildings	439.8	432.2
Machinery and equipment	1,381.1	1,325.3
Property, gross	1,919.4	1,861.0
Less accumulated depreciation	(890.5)	(811.8)
Property, net	$1,028.9	$1,049.2
Depreciation expense, including accelerated depreciation associated with restructuring actions, from continuing operations was $109.0 million in 2023, $98.9 million in 2022 and $85.5 million in 2021.
49 AVIENT CORPORATION

Note 10 — OTHER BALANCE SHEET LIABILITIES
Other current and non-current liabilities as of December 31, 2023 and 2022 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
(In millions)	2023	2022	2023	2022
Employment costs	$119.8	$123.4	$12.6	$8.9
Deferred compensation	—	—	31.7	25.3
Restructuring costs	35.0	36.7	—	—
Environmental liabilities	32.1	27.4	125.1	90.9
Accrued taxes	45.5	121.5	—	—
Accrued interest	33.6	35.5	—	—
Dividends payable	23.5	22.5	—	—
Unrecognized tax benefits	3.0	0.6	16.4	26.3
Derivatives	—	—	199.1	68.6
Accrued capitalized software	10.0	—	—	—
Other	12.7	28.2	9.5	15.5
Total	$315.2	$395.8	$394.4	$235.5

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

	Pension Benefits		Health Care Benefits
(In millions)	2023	2022	2023	2022
Change in benefit obligation:
Projected benefit obligation - beginning of year	$433.8	$549.3	$5.9	$15.8
Service cost	3.1	4.1	—	—
Interest cost	19.6	14.1	0.3	0.4
Actuarial loss / (gain)	9.2	(80.8)	(1.0)	(2.9)
Benefits paid	(44.8)	(47.1)	(0.9)	(1.0)
Other	2.9	(5.8)	0.1	(6.5)
Projected benefit obligation - end of year	423.8	433.8	4.4	5.9
Projected salary increases	(6.5)	(6.3)	—	—
Accumulated benefit obligation	$417.3	$427.5	$4.4	$5.9
Change in plan assets:
Plan assets - beginning of year	$396.6	$529.3	$—	$—
Actual return on plan assets	37.7	(89.9)	—	—
Company contributions	9.1	6.3	0.9	1.0
Benefits paid	(44.8)	(47.0)	(0.9)	(1.0)
Other	1.9	(2.1)	—	—
Plan assets - end of year	$400.5	$396.6	$—	$—
Unfunded status at end of year	$(23.3)	$(37.2)	$(4.4)	$(5.9)

50 AVIENT CORPORATION

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2023	2022	2023	2022
Non-current assets	$45.1	$31.0	$—	$—
Accrued expenses and other liabilities	5.1	5.7	0.5	1.3
Pension and other post-retirement benefits	63.3	62.5	3.9	4.7
As of December 31, 2023 and 2022, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2023	2022	2023	2022
Projected benefit obligation	$92.9	$91.5	$4.4	$5.9
Fair value of plan assets	24.5	23.3	—	—

Accumulated benefit obligation	86.6	80.2	4.4	5.9
Fair value of plan assets	23.8	17.7	—	—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2023	2022	2023	2022
Discount rate	4.52%	4.74%	4.87%	5.17%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	6.00%	5.93%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	3.99%	4.13%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2059	2054
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2023.

	Pension Benefits			Health Care Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$3.1	$4.1	$4.7	$—	$—	$0.1
Interest cost	19.6	14.1	14.2	0.3	0.4	0.5
Expected return on plan assets	(25.5)	(22.4)	(26.9)	—	—	—
Amortization of prior service cost	(0.1)	—	—	(6.3)	—	—
Mark-to-market actuarial net (gains) losses	(2.8)	31.4	11.9	(1.0)	(2.9)	(1.6)
Other	—	—	(0.6)	—	—	(0.3)
Net periodic (income) cost	$(5.7)	$27.2	$3.3	$(7.0)	$(2.4)	$(1.3)

In 2023, we recognized a $3.8 million mark-to-market gain that was primarily the result of actual asset returns that were higher than our assumed returns. Partially offsetting the higher asset returns was the decrease in our year end discount rate from 4.74% to 4.52%.
In 2022, we recognized a $28.5 million mark-to-market loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.69% to 4.74%.
In 2021, we recognized a $9.4 million mark-to-market and curtailment loss that was primarily the result of actual asset returns that were lower than our assumed returns. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.47% to 2.69%.
51 AVIENT CORPORATION

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2023	2022	2021	2023	2022	2021
Discount rate*	4.74%	2.69%	2.47%	5.17%	2.85%	2.66%
Expected long-term return on plan assets*	6.73%	4.39%	4.86%	—	—	—
Assumed health care cost trend rates at December 31:
Assumed health care cost trend rates at January 1:	N/A	N/A	N/A	5.93%	6.44%	6.24%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A	4.08%	4.08%	4.04%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2055	2065	2066
*The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the forward looking long-term asset returns by asset category and the expected investment portfolio mix.
Our pension investment strategy is to diversify the portfolio among asset categories to enhance the portfolio’s risk-adjusted return as well as insulate it from exposure to changes in interest rates. Our asset mix considers the duration of plan liabilities, historical and expected returns of the investments, and the funded status of the plan. The pension asset allocation is reviewed and actively managed based on the funded status of the plan. Based on the current funded status of the plan, our pension asset investment allocation guidelines are weighted heavily to fixed income securities. The plan keeps a minimal amount of cash available to fund benefit payments. See the following table for the plans' asset allocation.
The fair values of pension plan assets at December 31, 2023 and 2022, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2023
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.9	$—	$—	$3.9
Bonds and notes	52.8	—	—	52.8
Global equity	8.7	—	—	8.7
Other	—	3.1	15.3	18.4
Total	$65.4	$3.1	$15.3	$83.8

Investments measured at NAV:
Common collective funds:
United States equity				43.8
International equity				44.0
Global equity				21.9
Fixed income				207.0
Total common collective funds				$316.7

Total investments at fair value				$400.5
52 AVIENT CORPORATION

	Fair Value of Plan Assets at December 31, 2022
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.7	$—	$—	$3.7
Bonds and notes	50.0	—	—	50.0
Global equity	7.7	—	—	7.7
Other	—	2.7	14.5	17.2
Total	$61.4	$2.7	$14.5	$78.6

Investments measured at NAV:
Common collective funds:
United States equity				42.7
International equity				43.4
Global equity				21.6
Fixed income				210.3
Total common collective funds				$318.0

Total investments at fair value				$396.6

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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2024	$40.2	$0.5
2025	39.0	0.5
2026	37.8	0.4
2027	36.7	0.4
2028	36.4	0.3
2029 through 2033	163.3	1.3
We currently estimate that employer contributions will be $7.6 million to all qualified and non-qualified pension plans and $0.5 million to all healthcare benefit plans in 2024.
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
53 AVIENT CORPORATION

Following are our contributions to the RSP:

(In millions)	2023	2022	2021
Retirement savings match	$11.9	$12.7	$10.7

Note 12 — COMMITMENTS AND CONTINGENCIES
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
Following the rulings, the parties to the litigation agreed to settle all claims regarding past environmental costs incurred at the site. The settlement agreement provides a mechanism to pursue allocation of future remediation costs at the Calvert City site to Westlake Vinyls. We continue to pursue available insurance coverage related to this matter and are in current litigation to recover previously incurred costs. It is reasonably possible that insurance recoveries could result in a material benefit to our Consolidated Statements of Income in a future period, though the amounts, if any, nor the timing are currently known.
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
Since 2009, Avient, along with respondents Westlake Vinyls and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. In August 2023, the Company received construction bids for components of the remedial action and we updated our accruals to align to the selected bid costs. We are currently in the process of remedial action for a portion of the site, while continuing to progress through remedial design for other portions of the site. As we have progressed through remedial design and action, additional charges have been recognized to reflect the actual costs of completion. As of December 31, 2023, we had accrued $148.9 million for this matter.
Total environmental accruals of $157.2 million and $118.3 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Consolidated Statements of Income. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, the ultimate remedial action undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
54 AVIENT CORPORATION

The following table details the changes in the environmental accrued liabilities:

(In millions)	2023	2022	2021
Balance at beginning of the year	$118.3	$124.5	$119.7
Environmental expenses	69.6	24.1	23.0
Net cash payments	(30.7)	(30.2)	(18.2)
Currency translation and other	—	(0.1)	—
Balance at the end of year	$157.2	$118.3	$124.5
The environmental expenses noted in the table above, primarily related to the ongoing remedial action at Calvert City, are included in Cost of sales as are insurance recoveries received for previously incurred environmental costs. We received insurance recoveries of $1.7 million, $8.3 million, and $4.5 million in 2023, 2022 and 2021, respectively. Such insurance recoveries are recognized as income when realization of the proceeds is deemed as probable.
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
Note 13 — INCOME TAXES
The Company is subject to taxation in the U.S. and numerous international jurisdictions. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards, and available planning alternatives. Discrete items, including the effect of changes in tax laws, statutory tax rates, and valuation allowances or other non-recurring tax adjustments are reflected in the period in which they occur as an addition to or reduction from, the tax provision. We recognize tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) as a period expense in the period in which the tax is incurred.
In January 2019, the Organization for Economic Co-operation and Development (OECD) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two "pillars." Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion ("GloBe") Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis for companies with revenue above €750 million. Certain European jurisdictions are in the process of enacting legislation to adopt GloBE rules with effective dates beginning in 2024. As a result of the transition rules, Avient does not currently expect there to be a material impact to its financial statements. The Company will continue to monitor legislative and regulatory developments in this area.
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.
Income (loss) from continuing operations, before income taxes consists of the following:

(In millions)	2023	2022	2021
Domestic	$(2.7)	$(82.4)	$(22.1)
International	90.0	146.2	225.6
Income from continuing operations, before income taxes	$87.3	$63.8	$203.5
55 AVIENT CORPORATION

A summary of income tax expense (benefit) from continuing operations is as follows:

(In millions)	2023	2022	2021
Current income tax expense (benefit):
Domestic	$18.5	$(76.2)	$23.4
International	53.8	56.4	50.8
Total current income tax expense (benefit)	$72.3	$(19.8)	$74.2
Deferred income tax expense (benefit):
Domestic	$(35.8)	$2.6	$(26.8)
International	(25.5)	(2.1)	4.5
Total deferred income tax (benefit) expense	$(61.3)	$0.5	$(22.3)
Total income tax expense (benefit)	$11.0	$(19.3)	$51.9
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant reconciling items is included below for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
U.S. federal income tax rate	21.0%	21.0%	21.0%

International tax rate differential:
Asia	0.9	1.1	0.4
Europe	(5.2)	(12.4)	(1.8)
North and South America	4.5	5.9	1.1
Total international tax rate differential	0.2	(5.5)	(0.3)

Net tax on GILTI and FDII	1.9	2.8	(1.0)
International tax on certain current and prior year earnings	3.9	0.2	2.0
Non-deductible acquisition related costs	—	0.9	0.1
Non-deductible interest	5.3	2.9	—
Research and development credit	(3.7)	(5.0)	(1.1)
Capital losses	(5.4)	(88.1)	(0.6)
State and local tax, net	(2.3)	(4.0)	0.2
International permanent items	(7.5)	12.1	0.2
Net impact of uncertain tax positions	(5.3)	12.9	1.0
Changes in valuation allowances	3.6	15.4	2.6
Other	0.9	4.2	1.4
Effective income tax rate	12.6%	(30.2)%	25.5%
The effective tax rates for all periods differed from the applicable U.S. federal income tax rate as a result of permanent items, state and local income taxes, differences in international tax rates and certain other items. Permanent items primarily consist of income or expense not taxable or deductible. Significant or other items impacting the effective income tax rate are described below.
2023 Significant items
The consolidated effective income tax rate from continuing operations was 12.6%, which was lower than the U.S. federal rate of 21%. This lower rate was primarily driven by the recognition of tax benefits of 7.5% associated with tax impairments of investments in affiliates, driven in part from European restructuring actions. Further, we recognized a 5.4% tax benefit from federal and state capital losses associated with an international affiliate's tax status change in 2022. Finally, we recognized tax benefits from the reduction of uncertain tax positions as well as the U.S. R&D tax credit, which reduced the tax rate, 5.3% and 3.7%, respectively. Partially offsetting these benefits were non-deductible foreign interest, 5.3%, tax associated with foreign income repatriation, 3.9%, and an increase of our valuation allowance which impacted the rate 3.6%.
56 AVIENT CORPORATION

2022 Significant items
We recognized a net tax benefit of 88.1% in 2022 from federal and state capital loss deductions associated with an international affiliate's tax status change. We also recognized a tax benefit of 5.5% associated with earnings in foreign jurisdictions with statutory rates below the U.S. federal income tax rate. Further, the state and local tax benefit was 4.0%, driven by a U.S. tax loss.
Offsetting these benefits in 2022 were the tax impact of international permanent items of 12.1%, which primarily included an unfavorable tax effect of withholding taxes. We also increased our valuation allowance, which impacted the rate 15.4%, for deferred tax assets that are unlikely to create income tax benefits before their expiration. Further, uncertain tax positions increased, which impacted the rate 12.9%, primarily associated with European restructuring charges which are not expected to realize and a tax effect of non-deductible foreign interest of 2.9%.
2021 Significant items
For 2021, changes in valuation allowances, which impacted the rate 2.6%, related to losses in jurisdictions for which we do not expect to be able to realize the associated tax benefit. We also recognized uncertain tax positions, which impacted the rate 1.0%, primarily associated with European restructuring actions taken in 2021.
Components of our deferred tax assets (liabilities) as of December 31, 2023 and 2022 were as follows:

(In millions)	2023	2022
Deferred tax assets:
Employment costs	21.4	21.0
Environmental accruals	38.5	29.2
Net operating loss carryforwards	66.0	54.3
Operating leases	7.8	11.8
Research and development	45.8	39.2
Capitalized and carryforward interest	48.7	18.2
Financial Derivatives	48.3	16.7
Other, net	52.2	54.4
Gross deferred tax assets	$328.7	$244.8
Valuation allowances	(39.6)	(35.3)
Total deferred tax assets, net of valuation allowances	$289.1	$209.5

Deferred tax liabilities:
Property, plant and equipment	$(101.3)	$(117.4)
Goodwill and intangibles	(351.2)	(337.3)
Operating leases	(7.6)	(12.0)
Other, net	(18.3)	(11.7)
Total deferred tax liabilities	$(478.4)	$(478.4)

Net deferred tax (liabilities) assets	$(189.3)	$(268.9)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$92.3	$73.6
Non-current deferred income tax liabilities	$(281.6)	$(342.5)

As of December 31, 2023, we had gross state net operating loss carryforwards of $23.6 million that expire between 2024 and 2037 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $270.7 million that expire between 2024 and 2040 or that have indefinite carryforward periods.
As of December 31, 2023, no tax provision has been made on approximately $89.8 million of undistributed earnings of certain non-U.S. subsidiaries as these amounts continue to be indefinitely reinvested consistent with our policy. Additionally, no deferred income taxes were recorded on taxable outside basis differences as it was not practicable to determine the tax provision impact. Tax on certain foreign earnings as of December 31, 2023 and 2022 is included in the Other, net deferred tax liabilities line in the table above are $9.2 million and $7.4 million, respectively.
57 AVIENT CORPORATION

We made worldwide income tax payments of $156.4 million, $109.7 million and $102.1 million in 2023, 2022, and 2021, respectively. We received refunds of $5.2 million, $29.4 million and $12.6 million in 2023, 2022, and 2021, respectively.
The Company records tax provisions for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes. A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2023	2022	2021
Balance as of January 1,	$25.4	$19.8	$9.5
Increases as a result of positions taken during current year	1.9	10.6	5.9
Increases as a result of positions taken for prior years	0.4	0.4	0.2
Balance related to acquired businesses	—	—	5.4
Reductions for tax positions of prior years	(10.7)	(4.3)	—
Decreases as a result of lapse of statute of limitations	(0.6)	(0.6)	(1.5)
Other, net	0.5	(0.5)	0.3
Balance as of December 31,	$16.9	$25.4	$19.8

We recognize interest and penalties related to uncertain tax positions in the tax provision. As of December 31, 2023 and 2022, we had $2.5 million and $1.5 million accrued for interest and penalties, respectively.
Expected tax settlements during the next twelve months are expected to be immaterial to our unrecognized tax benefit accruals. If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $16.3 million.
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
Equity and Performance Incentive Plans
In May 2020, our shareholders approved the Avient Corporation 2020 Equity and Incentive Compensation Plan (2020 Plan). This plan reserved 2.5 million common shares for the award of a variety of share-based compensation alternatives, including non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), performance shares, performance units and stock appreciation rights (SARs). It is anticipated that all share-based grants and awards that are earned and exercised will be issued from Avient common shares that are held in treasury.
In May 2023, our shareholders voted to approve an amendment and restatement of the 2020 Plan (Amended 2020 Plan). The Amended 2020 Plan increases the number of common shares available for awards under the 2020 plan by 2.5 million common shares.
Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2023	2022	2021
Stock appreciation rights	$6.1	$5.9	$5.2
Performance shares	0.2	0.2	0.2
Restricted stock units	6.9	7.1	5.8
Total share-based compensation	$13.2	$13.2	$11.2
58 AVIENT CORPORATION

Stock Appreciation Rights
During the years ended December 31, 2023, 2022 and 2021, the total number of SARs granted was 0.5 million, 0.4 million and 0.5 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2023, 2022 and 2021 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
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
The following is a summary of the weighted average assumptions related to the grants issued during 2023, 2022 and 2021:

	2023	2022	2021
Expected volatility	35.0%	33.0%	34.0%
Expected dividends	2.30%	1.80%	2.01%
Expected term (in years)	6.4	6.9	6.9
Risk-free rate	3.82%	1.98%	1.19%
Value of SARs granted	$13.28	$14.91	$11.72

A summary of SAR activity for 2023 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2023	2.2	$39.08	6.8	$2.6
Granted	0.5	42.93
Exercised	(0.1)	28.35
Forfeited or expired	(0.1)	36.88
Outstanding as of December 31, 2023	2.5	$40.18	6.6	$9.2
Vested and exercisable as of December 31, 2023	1.5	$35.71	5.2	$9.2

The total intrinsic value of SARs exercised during 2023, 2022 and 2021 was $0.7 million, $2.4 million and $22.9 million, respectively. As of December 31, 2023, there was $3.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2023, 2022 and 2021, the total number of RSUs granted were 0.3 million, 0.2 million and 0.2 million, respectively. In 2023, 0.3 million RSUs vested. These RSUs, which generally vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2023, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $42.92. Unrecognized compensation cost for RSUs at December 31, 2023 was $12.1 million, which is expected to be recognized over the weighted average remaining vesting period of 27 months.
59 AVIENT CORPORATION

Note 15 — SEGMENT INFORMATION
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include: corporate general and administrative expenses that are not allocated to segments; intersegment sales and profit eliminations; charges related to specific strategic initiatives such as the consolidation of operations; restructuring activities, including employee separation costs resulting from personnel reduction programs, plant closure and phase-in costs; executive separation agreements; share-based compensation costs; asset impairments; environmental remediation costs, along with related gains from insurance recoveries, and other liabilities for facilities no longer owned or closed in prior year; actuarial gains and losses associated with our pension and other post-retirement benefit plans; and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
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
Color, Additives and Inks
Color, Additives and Inks is a leading formulator of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and sustainable solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Of growing importance is our portfolio of additives that enable our customers to achieve their sustainability goals, regarding improved recyclability, reduced energy use, light weighting, and renewable energy applications. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including consumer, packaging, healthcare, industrial, transportation, building and construction, wire and cable, textiles and appliances. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Asia, Europe, Middle East, and Africa.
Specialty Engineered Materials
Specialty Engineered Materials is a leading formulator of specialty and sustainable polymer formulations, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of thermoset and thermoplastic composites, reinforced with glass, carbon, aramid, and ultrahigh molecular weight polyethylene fibers. These solutions meet a wide variety of unique customer requirements for sustainability, in particular light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany, The Netherlands and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
60 AVIENT CORPORATION

On September 1, 2022, the Company completed the acquisition of APM, including the Dyneema® brand, the World's Strongest Fiber™. The ultra-light specialty fiber is used in demanding applications such as ballistic personal protection, marine and sustainable infrastructure, renewable energy, industrial protection and outdoor sports. The APM Acquisition enhances Avient's materials offerings of composites and engineered fibers, and results are recognized within the Specialty Engineered Materials segment.
Financial information by reportable segment is as follows:

(In millions) Year Ended December 31, 2023	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,007.4	$259.9	$98.3	$21.4
Specialty Engineered Materials	1,138.2	142.5	81.5	50.1
Corporate	(2.8)	(205.6)	9.0	47.9
Total from continuing operations	$3,142.8	$196.8	$188.8	$119.4

Year Ended December 31, 2022	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,355.0	$301.0	$101.3	$41.3
Specialty Engineered Materials	1,044.4	140.1	48.7	37.4
Corporate	(2.5)	(197.8)	12.5	26.4
Total from continuing operations	$3,396.9	$243.3	$162.5	$105.1

Year Ended December 31, 2021	Total Sales	Operating Income	Depreciation and Amortization	Capital Expenditures
Color, Additives and Inks	$2,401.6	$303.1	$105.7	$40.5
Specialty Engineered Materials	911.6	125.5	31.7	26.4
Corporate	2.3	(148.9)	7.7	32.9
Total from continuing operations	$3,315.5	$279.7	$145.1	$99.8
61 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and long-lived assets based on the geographic areas where the sales originated and where the assets are located:

(In millions)	2023	2022	2021
Sales:
United States and Canada	$1,271.2	$1,372.9	$1,262.3
Latin America	167.5	180.1	158.5
Europe	1,151.9	1,213.1	1,195.7
Asia	552.2	630.8	699.0
Total Sales	$3,142.8	$3,396.9	$3,315.5

	2023	2022
Assets:
Color, Additives and Inks	$2,657.2	$2,703.1
Specialty Engineered Materials	2,532.6	2,526.5
Corporate	778.7	855.4
Total Assets	$5,968.5	$6,085.0

	2023	2022
Property, net:
United States and Canada	$506.4	$513.4
Latin America	29.4	26.5
Europe	284.2	272.2
Asia	208.9	237.1
Total Long-lived Assets	$1,028.9	$1,049.2

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
These cross currency swaps effectively convert a portion of our U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. Included in Interest expense, net within the Consolidated Statements of Income are benefits of $38.8 million and $30.3 million for the years ended December 31, 2023 and 2022, respectively, related to net interest payments received from counterparties. We received cash proceeds of $132.1 million related to the settlement of prior cross-currency swap positions during the year ended December 31, 2022.
62 AVIENT CORPORATION

We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended December 31, 2023 and 2022, a loss of $96.1 million and a gain of $21.6 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
Derivatives Not Initially Designated for Hedge Accounting
On April 20, 2022, we executed forward starting cross currency swaps, pursuant to which we will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900.0 million, as a means of mitigating the impact of currency fluctuations on our future euro investments in foreign entities related to the APM Acquisition. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, to mitigate the impact of currency fluctuations on the euro-denominated purchase price for the APM Acquisition. In conjunction with the closing of the APM Acquisition, we completed the initial exchange of U.S. dollars for euros as part of the cross-currency swaps and designated these instruments as a net investment hedge against the acquired euro net assets of APM. Changes in the fair value of the cross-currency swaps prior to designation as a net investment hedge and foreign exchange forward contracts were recorded in earnings directly. Beginning September 1, 2022, changes in the fair value of these instruments are recognized in AOCI and offset the changes in our euro net assets. The amount of expense recognized within Other income, net in our Consolidated Statements of Income was $37.3 million for the year ended December 31, 2022, which resulted in a $38.8 million cash payment during 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets as of December 31, 2023 and 2022 is as follows:

(In millions)	Balance Sheet Location	2023	2022
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$199.1	$68.6
63 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2023. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2023, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 31 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
64 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2024 Annual Meeting of Shareholders (2024 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2024 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2024 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	3,215,173	$40.18	3,410,395
Equity compensation plans not approved by security holders	—	—	—
Total	3,215,173	$40.18	3,410,395
(1) This amount represents 2,547,368 outstanding stock appreciation rights (SARs) and 667,805 outstanding restricted stock units (RSUs) or performance share awards that have been granted under the terms of the 2010 Plan, the 2017 Plan and the 2020 Plan (including as amended and restated in May 2023).
(2) Reflects the weighted-average exercise price of SARs, and does not take into account RSUs or performance shares, as such awards have no exercise price.
(3) Represents the number of awards (options, warrants, restricted stock, unrestricted stock, or performance shares) available for future issuance under the 2020 Plan. Only a portion of these shares may be issued with respect to awards other than options, warrants and rights.
The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2024 Proxy Statement.
65 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

2.2†
Signing Protocol between Avient Corporation and Koninklijke DSM N.V., dated April 19, 2022 (including the final form of Sale and Purchase Agreement between Avient Corporation and Koninklijke DSM N.V. as Annex A) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, SEC File No. 1-16091)

2.3†
Sale and Purchase Agreement of the DSM Protective Materials Business, by and among Koninklijke DSM N.V., Avient Corporation and, solely for the purposes of Clause 2.1 and Clause 2.2, Fiber-Line International B.V., dated June 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 24, 2022, SEC File No. 1-16091)

2.4†
Asset Purchase Agreement, dated August 11, 2022, by and between Avient Corporation and Hilo Group Buyer, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Avient Corporation Regulations (amended and restated, effective May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2023, SEC File No. 1-16091)

4.1
Indenture, dated May 13, 2020, between PolyOne Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2020, SEC File No. 1-16091)

4.2
Indenture, dated August 10, 2022, between Avient Corporation and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 10, 2022, SEC File No. 1-16091)

4.3	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, SEC File No. 1-16091).
10.1
Third Amended and Restated Credit Agreement, dated June 28, 2019, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the various lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, SEC File No. 1-16091)

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and PolyOne S.à.r.l.(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, SEC File No. 1-16091)

10.3†
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and Avient S.a.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, SEC File No. 1-16091)

10.4
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

66 AVIENT CORPORATION

10.5
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among the Company, certain subsidiaries of the Company, Citibank, N.A., as administrative agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2016, SEC File No. 16091)

10.6
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.7
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.8
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

10.9
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.10
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

10.11
Amendment Agreement No. 7, dated as of August 29, 2022, by and among Avient Corporation, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2022, SEC File No. 1-16091)

10.12
Amendment Agreement No. 8, dated August 16, 2023, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, Citibank, N.A., as administrative agent, Morgan Stanley Bank, N.A., as the Amendment No. 8 Additional Term Lender (as defined in the Term Loan Agreement), ad the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2023, SEC File No. 1-16091)

10.13+
Amended and Restated Avient Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.14+
First Amendment to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; and Amendment No. 3 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 6, 2019, SEC File No. 333-231236)

10.15+	Avient 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.16+
Avient Corporation Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective July 15, 2021) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, SEC File No. 1-16091)

10.17+
Form of Management Continuity Agreement for Executive Officers prior to 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, SEC File No. 1-16091)

10.18+
Form of Management Continuity Agreement for Executive Officers after 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 1-16091)

10.19+**	Schedule of Executive Officers and Others with Management Continuity Agreements
10.20+
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

67 AVIENT CORPORATION

Exhibit No.	Exhibit Description
10.26+
Form of 2022 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, SEC File No. 1-16091)

10.27+
Form of 2023 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, SEC File No. 1-16091)

10.28+
Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023) (incorporated by reference to Appendix B to the Registrant's Definite Proxy Statement on Schedule 14A, filed March 29, 2023, SEC File No. 001-16091)

10.29+**	Form of 2024 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023)
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Ashish K. Khandpur, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, President and Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
97.1+**	Avient Corporation Compensation Clawback Policy Effective October 2, 2023
101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

**	Filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.
68 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIENT CORPORATION

February 20, 2024	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ASHISH K. KHANDPUR	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2024
Ashish K. Khandpur

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 20, 2024
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director (Non-Executive Chairman of Board)	February 20, 2024
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 20, 2024
Gregory J. Goff

/S/ NEIL GREEN	Director	February 20, 2024
Neil Green

/S/ WILLIAM R. JELLISON	Director	February 20, 2024
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 20, 2024
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 20, 2024
Kim Ann Mink

/S/ ERNEST NICOLAS	Director	February 20, 2024
Ernest Nicolas

/S/ KERRY J. PREETE	Director	February 20, 2024
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 20, 2024
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 20, 2024
William A. Wulfsohn

69 AVIENT CORPORATION