Form 10-Q
period 2024-03-31
AVIENT CORP
filed 2024-05-07
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2024 was 91,255,268.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Sales	$829.0	$845.7
Cost of sales	550.8	598.1
Gross margin	278.2	247.6
Selling and administrative expense	184.2	190.5
Operating income	94.0	57.1
Interest expense, net	(26.6)	(28.8)
Other (expense) income, net	(0.9)	0.7
Income from continuing operations before income taxes	66.5	29.0
Income tax expense	(16.8)	(7.7)
Net income from continuing operations	49.7	21.3
Loss from discontinued operations, net of income taxes	—	(0.9)
Net income	$49.7	$20.4
Net income attributable to noncontrolling interests	(0.3)	(0.5)
Net income attributable to Avient common shareholders	$49.4	$19.9

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.54	$0.23
Discontinued operations	—	(0.01)
Total	$0.54	$0.22

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.54	$0.23
Discontinued operations	—	(0.01)
Total	$0.54	$0.22

Weighted-average shares used to compute earnings per common share:
Basic	91.2	91.0
Dilutive impact of share-based compensation	0.8	0.8
Diluted	92.0	91.8

Anti-dilutive shares not included in diluted common shares outstanding	1.1	0.5

Cash dividends declared per share of common stock	$0.2575	$0.2475
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$49.7	$20.4
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(25.9)	17.7
Other	—	(1.6)
Total other comprehensive (loss) income	(25.9)	16.1
Total comprehensive income	23.8	36.5
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)
Comprehensive income attributable to Avient common shareholders	$23.5	$36.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$444.3	$545.8
Accounts receivable, net	475.3	399.9
Inventories, net	354.0	347.0
Other current assets	117.1	114.9
Total current assets	1,390.7	1,407.6
Property, net	1,021.7	1,028.9
Goodwill	1,700.1	1,719.3
Intangible assets, net	1,546.5	1,590.8
Other non-current assets	217.1	221.9
Total assets	$5,876.1	$5,968.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$9.6	$9.5
Accounts payable	428.3	432.3
Accrued expenses and other current liabilities	294.2	331.8
Total current liabilities	732.1	773.6
Non-current liabilities:
Long-term debt	2,069.4	2,070.5
Pension and other post-retirement benefits	66.3	67.2
Deferred income taxes	280.0	281.6
Other non-current liabilities	390.5	437.6
Total non-current liabilities	2,806.2	2,856.9

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,321.3	2,319.2
Noncontrolling interest	16.5	18.8
Total equity	2,337.8	2,338.0
Total liabilities and equity	$5,876.1	$5,968.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$49.7	$20.4
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	43.8	48.7
Accelerated depreciation	0.5	1.8
Share-based compensation expense	3.3	3.2
Changes in assets and liabilities:
Increase in accounts receivable	(81.9)	(40.2)
(Increase) decrease in inventories	(12.3)	3.8
Increase (decrease) in accounts payable	1.7	(9.9)
Accrued expenses and other assets and liabilities, net	(47.6)	(50.0)
Net cash used by operating activities	(42.8)	(22.2)

Investing activities
Capital expenditures	(24.4)	(20.3)
Net proceeds from divestiture	—	7.3
Proceeds from plant closures	2.0	—
Other investing activities	(2.1)	—
Net cash used by investing activities	(24.5)	(13.0)

Financing activities
Cash dividends paid	(23.5)	(22.5)
Repayment of long-term debt	(2.7)	(0.8)
Other financing activities	(1.9)	(2.3)
Net cash used by financing activities	(28.1)	(25.6)
Effect of exchange rate changes on cash	(6.1)	2.4
Decrease in cash and cash equivalents	(101.5)	(58.4)
Cash and cash equivalents at beginning of year	545.8	641.1
Cash and cash equivalents at end of period	$444.3	$582.7
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2024.

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2024 and December 31, 2023 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2023	$682.5	$1,036.8	$1,719.3
Currency translation	(10.7)	(8.5)	(19.2)
Balance at March 31, 2024	$671.8	$1,028.3	$1,700.1

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(208.7)	$12.0	$529.5
Patents, technology and other	841.8	(223.8)	11.7	629.7
Indefinite-lived trade names	368.0	—	19.3	387.3
Total	$1,936.0	$(432.5)	$43.0	$1,546.5

	As of December 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(199.8)	$20.0	$546.4
Patents, technology and other	841.8	(213.1)	22.5	651.2
Indefinite-lived trade names	368.0	—	25.2	393.2
Total	$1,936.0	$(412.9)	$67.7	$1,590.8

6 AVIENT CORPORATION

Note 3 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of March 31, 2024, $57.6 million had been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2023	$34.3	$2.4	$36.7
Restructuring charges	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1
Restructuring charges	(2.8)	0.1	(2.7)
Payments, utilization and translation	(2.3)	(0.1)	(2.4)
Balance at March 31, 2024	$25.2	$0.8	$26.0

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2024	As of December 31, 2023
Finished products	$151.5	$166.0
Work in process	32.6	19.8
Raw materials and supplies	169.9	161.2
Inventories, net	$354.0	$347.0

Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2024	As of December 31, 2023
Land and land improvements	$95.7	$98.5
Buildings	435.0	439.8
Machinery and equipment	1,393.0	1,381.1
Property, gross	1,923.7	1,919.4
Less accumulated depreciation	(902.0)	(890.5)
Property, net	$1,021.7	$1,028.9

Note 6 — INCOME TAXES
During the three months ended March 31, 2024, the Company’s effective tax rate of 25.3% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, tax on global intangible low-taxed income (GILTI), non-deductible items, and an increase in foreign valuation allowances. These unfavorable items were partially offset by U.S. research and development credits.
During the three months ended March 31, 2023, the Company’s effective tax rate of 26.6% was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, tax on GILTI, non-deductible items, and an increase in foreign valuation allowances. These unfavorable items were partially offset by U.S. research and development credits, favorable foreign earnings mix, and permanent items.

7 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	726.1	18.0	708.1	7.86%
5.75% senior notes due 2025	650.0	2.3	647.7	5.75%
7.125% senior notes due 2030	725.0	8.5	716.5	7.125%
Other Debt	6.7	—	6.7
Total Debt	2,107.8	28.8	2,079.0
Less short-term and current portion of long-term debt	9.6	—	9.6
Total long-term debt, net of current portion	$2,098.2	$28.8	$2,069.4

As of December 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	727.9	18.9	709.0	7.88%
5.75% senior notes due 2025	650.0	2.8	647.2	5.75%
7.125% senior notes due 2030	725.0	8.8	716.2	7.125%
Other Debt	7.6	—	7.6
Total Debt	2,110.5	30.5	2,080.0
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,101.0	$30.5	$2,070.5
As of March 31, 2024, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (Revolving Credit Facility), which had remaining availability of $250.5 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2024, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2024 and December 31, 2023 was $2,092.8 million and $2,113.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Note 8 — DERIVATIVES AND HEDGING
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

8 AVIENT CORPORATION

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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive (Loss) Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2024, a gain of $35.3 million was recognized within translation adjustments in AOCI, net of tax, compared to losses of $29.5 million, net of tax, for the three months ended March 31, 2023. Included in Interest expense, net within the Condensed Consolidated Statements of Income are benefits of $9.7 million for the three months ended March 31, 2024 and 2023, associated with the cross currency swaps.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$152.6	$199.1
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
Financial information by reportable segment is as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$515.3	$74.8	$537.0	$65.6
Specialty Engineered Materials	314.4	53.4	309.7	43.1
Corporate	(0.7)	(34.2)	(1.0)	(51.6)
Total	$829.0	$94.0	$845.7	$57.1

	Total Assets
(In millions)	As of March 31, 2024	As of December 31, 2023
Color, Additives and Inks	$2,664.5	$2,657.2
Specialty Engineered Materials	2,537.7	2,532.6
Corporate	673.9	778.7
Total assets	$5,876.1	$5,968.5

9 AVIENT CORPORATION

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
Since 2009, Avient, along with respondents Westlake Vinyls, and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to conduct the remedial actions at the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan, which received Federal Court approval in January 2021. In August 2023, the Company received construction bids for components of the remedial action and we updated our accruals to align to the selected bid costs. We are currently in the process of remedial action for a portion of the site, while continuing to progress through remedial design for other portions of the site. As we have progressed through remedial design and action, additional charges have been recognized to reflect the actual costs of completion. As of March 31, 2024, we had accrued $143.7 million for this matter.
Total environmental accruals of $151.7 million and $157.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, the ultimate remedial action undertaken, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three months ended March 31, 2024, Avient recognized $4.0 million related to environmental remediation costs, compared to $1.4 million recognized during the three months ended March 31, 2023. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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

10 AVIENT CORPORATION

Note 11 — SUBSEQUENT EVENTS
On April 9, 2024, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the "Term Loan Amendment"). The amendment reduced the interest rates per annum by 50 basis points, which are now either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.00%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.00%. The other terms and conditions, including the maturity date, that apply to the amended term loan are substantially the same as the terms and conditions that applied to the existing term loans under the credit agreement immediately prior to the Term Loan Amendment.

11 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are a premier formulator of specialized and sustainable materials solutions that transform customer challenges into opportunities, bringing new products to life for a better world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive systems. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and silicone colorants. Headquartered in Avon Lake, Ohio, we have manufacturing and warehouses across the globe. We provide value to our customers through our ability to link our knowledge of polymers and formulation technology with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of plastics. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Results of Operations — The three months ended March 31, 2024 compared to three months ended March 31, 2023:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2024	2023	Change	% Change
Sales	$829.0	$845.7	$(16.7)	(2.0)%
Cost of sales	550.8	598.1	47.3	7.9%
Gross margin	278.2	247.6	30.6	12.4%
Selling and administrative expense	184.2	190.5	6.3	3.3%
Operating income	94.0	57.1	36.9	64.6%
Interest expense, net	(26.6)	(28.8)	2.2	7.6%
Other (expense) income, net	(0.9)	0.7	(1.6)	nm
Income from continuing operations before income taxes	66.5	29.0	37.5	129.3%
Income tax expense	(16.8)	(7.7)	(9.1)	nm
Net income from continuing operations	49.7	21.3	28.4	133.3%
Loss from discontinued operations, net of income taxes	—	(0.9)	0.9	nm
Net income	49.7	20.4	29.3	143.6%
Net income attributable to noncontrolling interests	(0.3)	(0.5)	0.2	nm
Net income attributable to Avient common shareholders	$49.4	$19.9	$29.5	148.2%

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.54	$0.23
Discontinued operations	—	(0.01)
Total	$0.54	$0.22

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.54	$0.23
Discontinued operations	—	(0.01)
Total	$0.54	$0.22
nm - not meaningful
Sales
Sales decreased $16.7 million or 2.0% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower sales in Europe, partially offset by increased demand in the defense end market.

12 AVIENT CORPORATION

Gross Margin
Gross margin as a percentage of sales was 33.6% for the three months ended March 31, 2024 compared to 29.3% for the three months ended March 31, 2023. The gross margin improvement was driven primarily by the benefit from raw material deflation, lower restructuring charges and mix improvement.
Selling and administrative expense
Selling and administrative expense decreased $6.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower restructuring charges which were partially offset by increased employee costs.
Interest expense, net
Interest expense, net decreased $2.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the partial principal prepayment and refinancing of our senior secured term loans during the third quarter of 2023.
Income taxes
During the three months ended March 31, 2024, the Company’s effective tax rate was 25.3% versus 26.6% for the three months ended March 31, 2023. The income tax rate decrease is primarily due to the lower tax expense associated with valuation allowances partially offset by unfavorable rate impacts associated with foreign earnings mix and permanent items for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
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
Sales and Operating Income — The three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2024	2023	Change	% Change
Sales:
Color, Additives and Inks	$515.3	$537.0	$(21.7)	(4.0)%
Specialty Engineered Materials	314.4	309.7	4.7	1.5%
Corporate	(0.7)	(1.0)	0.3	nm
Total sales	$829.0	$845.7	$(16.7)	(2.0)%

Operating income:
Color, Additives and Inks	$74.8	$65.6	$9.2	14.0%
Specialty Engineered Materials	53.4	43.1	10.3	23.9%
Corporate	(34.2)	(51.6)	17.4	33.7%
Total operating income	$94.0	$57.1	$36.9	64.6%
nm - not meaningful

13 AVIENT CORPORATION

Color, Additives and Inks
Sales decreased $21.7 million, or 4.0%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by lower demand, primarily in Europe.
Operating income increased $9.2 million, or 14.0%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to benefits from raw material deflation, which more than offset lower European demand.
Specialty Engineered Materials
Sales increased $4.7 million, or 1.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by increased demand for defense applications, which was partially offset by demand weakness in the telecommunications end market and unfavorable foreign exchange rates, which had an impact of 0.7%
Operating income increased $10.3 million, or 23.9%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased demand noted above, mix improvement and benefits from raw material deflation.
Corporate
Corporate costs decreased $17.4 million, or 33.7%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to $20.8 million of lower restructuring charges.
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
The following table summarizes our liquidity as of March 31, 2024 and December 31, 2023:

(In millions)	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents	$444.3	$545.8
Revolving credit availability	250.5	199.7
Liquidity	$694.8	$745.5

As of March 31, 2024, approximately 77% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for 2024 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for 2024 include interest payments, cash taxes, dividend payments, environmental remediation costs and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023.
Operating Activities — Net cash used by operating activities increased $20.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a $43.8 million investment in working capital was partially offset by $29.3 million of higher earnings.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2024 of $24.5 million primarily reflects the impact of capital expenditures.
Net cash used by investing activities during the three months ended March 31, 2023 of $13.0 million reflects the impact of capital expenditures of $20.3 million, offset by proceeds received from the divestiture of the Distribution business of $7.3 million.

14 AVIENT CORPORATION

Financing Activities — Net cash used by financing activities for the three months ended March 31, 2024 of $28.1 million primarily reflects $23.5 million of dividends paid.
Net cash used by financing activities for the three months ended March 31, 2023 of $25.6 million primarily reflects $22.5 million of dividends paid.
Debt
As of March 31, 2024, our principal amount of debt totaled $2,107.8 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2024	$6.8
2025	659.6
2026	7.8
2027	7.7
2028	7.7
Thereafter	1,418.2
Aggregate maturities	$2,107.8
As of March 31, 2024, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements to the accompanying condensed consolidated financial statements.
Derivatives and Hedging
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. For additional information regarding our derivative instruments, please see Note 8, Derivatives and Hedging to the accompanying condensed consolidated financial statements.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans and purchase obligations. During the three months ended March 31, 2024, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

15 AVIENT CORPORATION

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
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation, geopolitical conflicts, and any recessionary conditions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A, “Risk Factors.”
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

16 AVIENT CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to our previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the period indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	4,957,472
February 1 to February 29	—	—	—	4,957,472
March 1 to March 31	—	—	—	4,957,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of March 31, 2024, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

17 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended March 31, 2024.
Named Executive Officer Retirement
Consistent with the Company's prior disclosure in a Current Report on Form 8-K filed on November 13, 2023, Robert M. Patterson, the Company's former Chief Executive Officer (and currently a Special Advisor to the Company), is expected to cease serving as an employee of the Company on May 31, 2024. On May 3, 2024, in connection with Mr. Patterson's departure, the Compensation Committee of the Board of Directors approved continued vesting treatment for all of Mr. Patterson's outstanding long-term incentive awards, in exchange for a release of claims from Mr. Patterson, agreement by Mr. Patterson to provide post-employment assistance to and cooperation with the Company, and an extension of Mr. Patterson's post-employment non-competition and non-solicitation covenants for an additional year.

18 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Avient Corporation Regulations (amended and restated effective May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 16, 2023, SEC File No. 1-16091)

10.1†**
Amendment Agreement No. 9, dated as of April 9, 2024, by and among Avient Corporation, the other Loan Parties party hereto, the existing Lenders under, and as defined in, the Credit Agreement party thereto, and Citibank, N.A., as the administrative agent and as the Amendment No. 9 Additional Term Lender

31.1**	Certification of Ashish K. Khandpur, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Furnished herewith.

**	Filed herewith.

19 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2024	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

20 AVIENT CORPORATION