Form 10-Q
period 2024-06-30
AVIENT CORP
filed 2024-08-06
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2024 was 91,312,725.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$849.7	$824.4	$1,678.7	$1,670.1
Cost of sales	592.1	583.7	1,142.9	1,181.8
Gross margin	257.6	240.7	535.8	488.3
Selling and administrative expense	185.1	178.4	369.3	368.9
Operating income	72.5	62.3	166.5	119.4
Interest expense, net	(26.6)	(29.4)	(53.2)	(58.2)
Other (expense) income, net	(0.9)	(0.2)	(1.8)	0.5
Income from continuing operations before income taxes	45.0	32.7	111.5	61.7
Income tax expense	(11.2)	(10.4)	(28.0)	(18.1)
Net income from continuing operations	33.8	22.3	83.5	43.6
Loss from discontinued operations, net of income taxes	—	—	—	(0.9)
Net income	$33.8	$22.3	$83.5	$42.7
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.5)	(0.7)
Net income attributable to Avient common shareholders	$33.6	$22.1	$83.0	$42.0

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.37	$0.24	$0.91	$0.47
Discontinued operations	—	—	—	(0.01)
Total	$0.37	$0.24	$0.91	$0.46

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.36	$0.24	$0.90	$0.47
Discontinued operations	—	—	—	(0.01)
Total	$0.36	$0.24	$0.90	$0.46

Weighted-average shares used to compute earnings per common share:
Basic	91.3	91.1	91.3	91.1
Dilutive impact of share-based compensation	0.9	0.8	0.7	0.8
Diluted	92.2	91.9	92.0	91.9

Anti-dilutive shares not included in diluted common shares outstanding	0.4	0.5	1.1	0.6

Cash dividends declared per share of common stock	$0.2575	$0.2475	$0.5150	$0.4950
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$33.8	$22.3	$83.5	$42.7
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(18.5)	(16.3)	(44.4)	1.3
Other	—	(1.6)	—	(3.1)
Total other comprehensive loss	(18.5)	(17.9)	(44.4)	(1.8)
Total comprehensive income	15.3	4.4	39.1	40.9
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.2)	(0.5)	(0.7)
Comprehensive income attributable to Avient common shareholders	$15.1	$4.2	$38.6	$40.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$489.4	$545.8
Accounts receivable, net	486.6	399.9
Inventories, net	365.9	347.0
Other current assets	117.2	114.9
Total current assets	1,459.1	1,407.6
Property, net	1,019.9	1,028.9
Goodwill	1,685.1	1,719.3
Intangible assets, net	1,515.7	1,590.8
Other non-current assets	228.0	221.9
Total assets	$5,907.8	$5,968.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$657.7	$9.5
Accounts payable	435.2	432.3
Accrued expenses and other current liabilities	405.3	331.8
Total current liabilities	1,498.2	773.6
Non-current liabilities:
Long-term debt	1,420.8	2,070.5
Pension and other post-retirement benefits	63.3	67.2
Deferred income taxes	276.3	281.6
Other non-current liabilities	315.0	437.6
Total non-current liabilities	2,075.4	2,856.9

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,317.5	2,319.2
Noncontrolling interest	16.7	18.8
Total equity	2,334.2	2,338.0
Total liabilities and equity	$5,907.8	$5,968.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$83.5	$42.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	88.4	96.2
Accelerated depreciation	0.8	1.9
Share-based compensation expense	9.0	6.5
Changes in assets and liabilities:
Increase in accounts receivable	(97.0)	(66.6)
(Increase) decrease in inventories	(27.3)	14.0
Increase (decrease) in accounts payable	11.9	(26.2)
Taxes paid on gain on sale of business	—	(103.0)
Accrued expenses and other assets and liabilities, net	(6.2)	9.8
Net cash provided (used) by operating activities	63.1	(24.7)

Investing activities
Capital expenditures	(55.8)	(45.9)
Net proceeds from divestiture	—	7.3
Proceeds from plant closures	3.4	—
Other investing activities	(2.1)	—
Net cash used by investing activities	(54.5)	(38.6)

Financing activities
Cash dividends paid	(47.0)	(45.0)
Repayment of long-term debt	(4.5)	(1.0)
Other financing activities	(3.3)	(2.3)
Net cash used by financing activities	(54.8)	(48.3)
Effect of exchange rate changes on cash	(10.2)	(0.8)
Decrease in cash and cash equivalents	(56.4)	(112.4)
Cash and cash equivalents at beginning of year	545.8	641.1
Cash and cash equivalents at end of period	$489.4	$528.7
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8
Net income	—	—	—	—	33.6	—	—	33.6	0.2	33.8
Other comprehensive loss	—	—	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	—	—	3.9	—	0.7	—	4.6	—	4.6
Balance at June 30, 2024	122.2	(30.9)	$1.2	$1,534.8	$1,844.2	$(930.9)	$(131.8)	$2,317.5	$16.7	$2,334.2

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6
Net income	—	—	—	—	22.1	—	—	22.1	0.2	22.3
Other comprehensive loss	—	—	—	—	—	—	(17.9)	(17.9)	—	(17.9)
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	3.1	—	0.1	—	3.2	—	3.2
Balance at June 30, 2023	122.2	(31.3)	$1.2	$1,524.1	$1,820.5	$(933.5)	$(77.6)	$2,334.7	$19.0	$2,353.7
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2024.

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2024 and December 31, 2023 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2023	$682.5	$1,036.8	$1,719.3
Currency translation	(15.2)	(19.0)	(34.2)
Balance at June 30, 2024	$667.3	$1,017.8	$1,685.1

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(217.6)	$8.3	$516.9
Patents, technology and other	841.8	(234.4)	6.6	614.0
Indefinite-lived trade names	368.0	—	16.8	384.8
Total	$1,936.0	$(452.0)	$31.7	$1,515.7

	As of December 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(199.8)	$20.0	$546.4
Patents, technology and other	841.8	(213.1)	22.5	651.2
Indefinite-lived trade names	368.0	—	25.2	393.2
Total	$1,936.0	$(412.9)	$67.7	$1,590.8

Note 3 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $75.0 million of charges in connection with the restructuring plan. As of June 30, 2024, $58.6 million had been incurred.

6 AVIENT CORPORATION

A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2023	$34.3	$2.4	$36.7
Restructuring charges	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1
Restructuring charges	(2.6)	0.9	(1.7)
Payments, utilization and translation	(5.0)	(0.9)	(5.9)
Balance at June 30, 2024	$22.7	$0.8	$23.5

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2024	As of December 31, 2023
Finished products	$160.0	$166.0
Work in process	23.3	19.8
Raw materials and supplies	182.6	161.2
Inventories, net	$365.9	$347.0

Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2024	As of December 31, 2023
Land and land improvements	$94.6	$98.5
Buildings	433.9	439.8
Machinery and equipment	1,392.6	1,381.1
Property, gross	1,921.1	1,919.4
Less accumulated depreciation	(901.2)	(890.5)
Property, net	$1,019.9	$1,028.9

Note 6 — INCOME TAXES
During the three and six months ended June 30, 2024, the Company’s effective tax rate of 24.9% and 25.1%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, tax on global intangible low-taxed income (GILTI), and non-deductible costs. These unfavorable items were partially offset by U.S. research and development credits, a decrease in valuation allowances, and favorable impacts of other foreign tax items.
During the three and six months ended June 30, 2023, the Company's effective tax rate of 31.8% and 29.3%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax, tax on GILTI, non-deductible items and an increase in foreign valuation allowances. These unfavorable items were partially offset by U.S. research and development credits and favorable impacts of other foreign tax items.

7 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	724.3	17.3	707.0	7.34%
5.75% senior notes due 2025	650.0	1.8	648.2	5.75%
7.125% senior notes due 2030	725.0	8.1	716.9	7.125%
Other Debt	6.4	—	6.4
Total Debt	2,105.7	27.2	2,078.5
Less short-term and current portion of long-term debt	659.5	1.8	657.7
Total long-term debt, net of current portion	$1,446.2	$25.4	$1,420.8

As of December 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	727.9	18.9	709.0	7.88%
5.75% senior notes due 2025	650.0	2.8	647.2	5.75%
7.125% senior notes due 2030	725.0	8.8	716.2	7.125%
Other Debt	7.6	—	7.6
Total Debt	2,110.5	30.5	2,080.0
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,101.0	$30.5	$2,070.5

On April 9, 2024, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the "Term Loan Amendment"). The amendment reduced the interest rates per annum by 50 basis points, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.00%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.00%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.
As of June 30, 2024, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had remaining availability of $244.9 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2024, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2024 and December 31, 2023 was $2,091.9 million and $2,113.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

8 AVIENT CORPORATION

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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2024, gains of $17.1 million and $52.4 million were recognized within translation adjustment in AOCI, net of tax, respectively, compared to losses of $28.2 million and $57.7 million, net of tax, for the three and six months ended June 30, 2023, respectively. Included within Interest expense, net on the Condensed Consolidated Statements of Income are benefits of $9.7 million and $19.4 million, respectively, for the three and six months ended June 30, 2024 and June 30, 2023 associated with the cross currency swaps.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023
Cross Currency Swaps (Net Investment Hedge)	Other current liabilities	$66.2	$—
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$64.3	$199.1

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

9 AVIENT CORPORATION

Financial information by reportable segment is as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$542.0	$86.1	$524.5	$68.0
Specialty Engineered Materials	308.1	42.8	300.8	39.7
Corporate	(0.4)	(56.4)	(0.9)	(45.4)
Total	$849.7	$72.5	$824.4	$62.3

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$1,057.3	$160.9	$1,061.5	$133.6
Specialty Engineered Materials	622.5	96.2	610.5	82.8
Corporate	(1.1)	(90.6)	(1.9)	(97.0)
Total	$1,678.7	$166.5	$1,670.1	$119.4

	Total Assets
(In millions)	As of June 30, 2024	As of December 31, 2023
Color, Additives and Inks	$2,694.7	$2,657.2
Specialty Engineered Materials	2,515.2	2,532.6
Corporate	697.9	778.7
Total assets	$5,907.8	$5,968.5

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

10 AVIENT CORPORATION

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
In the third quarter of 2023, utilizing a preliminary design, the Company received construction bids for the largest component of the remedial action at Calvert City involving the construction of a barrier wall around the site. The accrual was updated to align with the selected bid costs in the third quarter of 2023. In the second quarter of 2024, we completed the design for one phase of the barrier wall, and updated the remedial action timeline. These changes resulted in charges of $21.5 million in the second quarter of 2024. Construction of the initial wall section is expected to begin in the third quarter of 2024, while the remaining portions of the wall design and construction are expected to be completed in phases between 2025 and 2028. As of June 30, 2024, we had accrued $154.3 million for this matter.
Total environmental accruals of $162.2 million and $157.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and six months ended June 30, 2024, Avient recognized costs of $21.8 million and $25.8 million, respectively, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $13.0 million and $14.4 million recognized during the three and six months ended June 30, 2023, respectively. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
Results of Operations — The three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2024	2023	Change	% Change	2024	2023	Change	% Change
Sales	$849.7	$824.4	$25.3	3.1%	$1,678.7	$1,670.1	$8.6	0.5%
Cost of sales	592.1	583.7	(8.4)	(1.4)%	1,142.9	1,181.8	38.9	3.3%
Gross margin	257.6	240.7	16.9	7.0%	535.8	488.3	47.5	9.7%
Selling and administrative expense	185.1	178.4	(6.7)	(3.8)%	369.3	368.9	(0.4)	(0.1)%
Operating income	72.5	62.3	10.2	16.4%	166.5	119.4	47.1	39.4%
Interest expense, net	(26.6)	(29.4)	2.8	9.5%	(53.2)	(58.2)	5.0	8.6%
Other (expense) income, net	(0.9)	(0.2)	(0.7)	nm	(1.8)	0.5	(2.3)	nm
Income from continuing operations before income taxes	45.0	32.7	12.3	37.6%	111.5	61.7	49.8	80.7%
Income tax expense	(11.2)	(10.4)	(0.8)	(7.7)%	(28.0)	(18.1)	(9.9)	(54.7)%
Net income from continuing operations	33.8	22.3	11.5	51.6%	83.5	43.6	39.9	91.5%
Loss from discontinued operations, net of income taxes	—	—	—	nm	—	(0.9)	0.9	nm
Net income	33.8	22.3	11.5	51.6%	83.5	42.7	40.8	95.6%
Net income attributable to noncontrolling interests	(0.2)	(0.2)	—	nm	(0.5)	(0.7)	0.2	nm
Net income attributable to Avient common shareholders	$33.6	$22.1	$11.5	52.0%	$83.0	$42.0	$41.0	97.6%

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.37	$0.24			$0.91	$0.47
Discontinued operations	—	—			—	(0.01)
Total	$0.37	$0.24			$0.91	$0.46

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.36	$0.24			$0.90	$0.47
Discontinued operations	—	—			—	(0.01)
Total	$0.36	$0.24			$0.90	$0.46
nm - not meaningful
Sales
Sales increased $25.3 million, or 3.1%, and $8.6 million, or 0.5%, for the three and six months ended June 30, 2024, respectively, primarily driven by new business wins and restocking, partially offset by unfavorable foreign currency impacts of 1.5% and 1.0%, respectively.

12 AVIENT CORPORATION

Gross Margin
Gross margin as a percentage of sales was 30.3% for the three months ended June 30, 2024 compared to 29.2% for the three months ended June 30, 2023. The gross margin improvement was driven primarily by the benefit from raw material deflation and mix improvement, which more than offset higher environmental remediation costs of $8.8 million.
Gross margin as a percentage of sales was 31.9% for the six months ended June 30, 2024 compared to 29.2% for the six months ended June 30, 2023. The gross margin improvement was driven primarily by the benefit from raw material deflation, mix improvement and lower restructuring charges of $11.6 million, offset by higher environmental remediation costs of $11.4 million.
Selling and administrative expense
Selling and administrative expense increased $6.7 million for the three months ended June 30, 2024, primarily driven by higher employee costs. Selling and administrative expense increased $0.4 million for the six months ended June 30, 2024, primarily driven by higher employee costs, which more than offset lower restructuring charges of $10.9 million.
Interest expense, net
Interest expense, net decreased $2.8 million and $5.0 million for the three and six months ended June 30, 2024, respectively, primarily driven by the refinancing of our senior secured term loans in April 2024 and August 2023, which included a partial principal prepayment of $102.3 million during the third quarter of 2023.
Income taxes
During the three and six months ended June 30, 2024, the Company’s effective tax rate was 24.9% and 25.1%, respectively, compared to 31.8% and 29.3% for the three and six months ended June 30, 2023. The lower effective tax rate in 2024 is primarily driven by lower foreign valuation allowances and the rate impact associated with global intangible low-taxed income, partially offset by unfavorable foreign discrete items.
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

13 AVIENT CORPORATION

Sales and Operating Income — The three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2024	2023	Change	% Change	2024	2023	Change	% Change
Sales:
Color, Additives and Inks	$542.0	$524.5	$17.5	3.3%	$1,057.3	$1,061.5	$(4.2)	(0.4)%
Specialty Engineered Materials	308.1	300.8	7.3	2.4%	622.5	610.5	12.0	2.0%
Corporate	(0.4)	(0.9)	0.5	nm	(1.1)	(1.9)	0.8	nm
Total sales	$849.7	$824.4	$25.3	3.1%	$1,678.7	$1,670.1	$8.6	0.5%

Operating income:
Color, Additives and Inks	$86.1	$68.0	$18.1	26.6%	$160.9	$133.6	$27.3	20.4%
Specialty Engineered Materials	42.8	39.7	3.1	7.8%	96.2	82.8	13.4	16.2%
Corporate	(56.4)	(45.4)	(11.0)	(24.2)%	(90.6)	(97.0)	6.4	6.6%
Total operating income	$72.5	$62.3	$10.2	16.4%	$166.5	$119.4	$47.1	39.4%
nm - not meaningful
Color, Additives and Inks
Sales increased $17.5 million, or 3.3%, for the three months ended June 30, 2024, primarily driven by new business wins and restocking in packaging, consumer, and building and construction markets, partially offset by an unfavorable foreign currency impact of 1.6%. Sales decreased $4.2 million, or 0.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by an unfavorable foreign currency impact of 0.9%, which more than offset increased demand in the packaging and building and construction end markets.
Operating income increased $18.1 million and $27.3 million for the three and six months ended June 30, 2024, respectively, driven primarily by the impacts of the aforementioned sales increase and raw material deflation.
Specialty Engineered Materials
Sales increased $7.3 million, or 2.4%, and $12.0 million, or 2.0%, for the three and six months ended June 30, 2024, respectively, primarily driven by increased demand in defense, as well as new business wins and customer restocking in the consumer, healthcare, and building and construction end markets, partially offset by demand weakness in the telecommunications and energy markets and unfavorable foreign currency impacts of 1.4% and 1.0%, respectively.
Operating income increased $3.1 million and $13.4 million for the three and six months ended June 30, 2024, respectively, primarily due to the impacts of increased sales, mix improvement and raw material deflation.
Corporate
Corporate costs increased $11.0 million for the three months ended June 30, 2024, primarily driven by $8.8 million of higher environmental remediation costs. Corporate costs decreased $6.4 million for the six months ended June 30, 2024 primarily driven by $22.5 million of lower restructuring charges, partially offset by $11.4 million of higher environmental remediation costs and higher employee costs.
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

14 AVIENT CORPORATION

The following table summarizes our liquidity as of June 30, 2024 and December 31, 2023:

(In millions)	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents	$489.4	$545.8
Revolving credit availability	244.9	199.7
Liquidity	$734.3	$745.5

As of June 30, 2024, approximately 63% of the Company’s cash and cash equivalents resided outside the United States.
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
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023.
Operating Activities — Net cash provided by operating activities increased $87.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven primarily by higher current year earnings and lower tax payments as 2023 included tax payments associated with the gain on sale of our Distribution business.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2024 of $54.5 million primarily reflects the impact of capital expenditures.
Net cash used by investing activities during the six months ended June 30, 2023 of $38.6 million reflects the impact of capital expenditures of $45.9 million, offset by proceeds received from the divestiture of the Distribution business of $7.3 million.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2024 of $54.8 million primarily reflects $47.0 million of dividends paid.
Net cash used by financing activities for the six months ended June 30, 2023 of $48.3 million primarily reflects $45.0 million of dividends paid.
Debt
As of June 30, 2024, our principal amount of debt totaled $2,105.7 million. Aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2024	$4.8
2025	659.5
2026	7.7
2027	7.6
2028	7.7
Thereafter	1,418.4
Aggregate maturities	$2,105.7
On April 9, 2024, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the "Term Loan Amendment"). The amendment reduced the interest rates per annum by 50 basis points, which now are either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.00%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.00%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.

15 AVIENT CORPORATION

As of June 30, 2024, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements to the accompanying condensed consolidated financial statements.
We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise from cash from operations, access to the capital markets, and our revolving credit facility, including our $650.0 million aggregate principal amount of senior notes due in May 2025. We continuously evaluate opportunities to refinance our debt; however, any refinancing is subject to market conditions and other factors, including financing options that may be available to us.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, environmental remediation and purchase obligations. During the six months ended June 30, 2024, we recorded adjustments to the Calvert City environmental remediation accrual. For additional information, please see Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements. There were no other material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

16 AVIENT CORPORATION

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
•our ability to achieve strategic objectives and successfully integrate acquisitions, including the implementation of a cloud-based enterprise resource planning system, S/4HANA;
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

17 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there were no material changes to our previously disclosed risk factors.
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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of June 30, 2024, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

18 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2024.

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
Amendment Agreement No. 9, dated as of April 9, 2024, by and among Avient Corporation, the other Loan Parties party thereto, the existing Lenders under, and as defined in, the Credit Agreement party thereto, and Citibank, N.A., as the administrative agent and as the Amendment No. 9 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, SEC File No. 1-16091)

10.2**	Letter Agreement, dated May 3, 2024, between Robert M. Patterson and Avient Corporation

31.1**	Certification of Ashish K. Khandpur, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Furnished herewith.

**	Filed herewith.

20 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2024	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

21 AVIENT CORPORATION