Form 10-Q
period 2024-09-30
AVIENT CORP
filed 2024-11-05
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2024 was 91,364,444.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$815.2	$753.7	$2,493.9	$2,423.8
Cost of sales	553.8	558.4	1,696.7	1,740.2
Gross margin	261.4	195.3	797.2	683.6
Selling and administrative expense	184.2	161.0	553.5	529.9
Operating income	77.2	34.3	243.7	153.7
Interest expense, net	(26.9)	(30.3)	(80.1)	(88.5)
Other (expense) income, net	(0.3)	1.0	(2.1)	1.5
Income from continuing operations before income taxes	50.0	5.0	161.5	66.7
Income tax (expense) benefit	(11.3)	0.1	(39.3)	(18.0)
Net income from continuing operations	38.7	5.1	122.2	48.7
Loss from discontinued operations, net of income taxes	—	—	—	(0.9)
Net income	$38.7	$5.1	$122.2	$47.8
Net income attributable to noncontrolling interests	(0.5)	—	(1.0)	(0.7)
Net income attributable to Avient common shareholders	$38.2	$5.1	$121.2	$47.1

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.42	$0.06	$1.33	$0.53
Discontinued operations	—	—	—	(0.01)
Total	$0.42	$0.06	$1.33	$0.52

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.41	$0.06	$1.32	$0.52
Discontinued operations	—	—	—	(0.01)
Total	$0.41	$0.06	$1.32	$0.51

Weighted-average shares used to compute earnings per common share:
Basic	91.3	91.1	91.3	91.1
Dilutive impact of share-based compensation	1.0	0.8	0.7	0.7
Diluted	92.3	91.9	92.0	91.8

Anti-dilutive shares not included in diluted common shares outstanding	0.4	0.5	0.4	0.6

Cash dividends declared per share of common stock	$0.2575	$0.2475	$0.7725	$0.7425
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$38.7	$5.1	$122.2	$47.8
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	28.6	(41.9)	(15.8)	(40.6)
Other	—	(1.6)	—	(4.7)
Total other comprehensive income (loss)	28.6	(43.5)	(15.8)	(45.3)
Total comprehensive income (loss)	67.3	(38.4)	106.4	2.5
Comprehensive income attributable to noncontrolling interests	(0.5)	—	(1.0)	(0.7)
Comprehensive income (loss) attributable to Avient common shareholders	$66.8	$(38.4)	$105.4	$1.8
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$505.7	$545.8
Accounts receivable, net	465.1	399.9
Inventories, net	377.8	347.0
Other current assets	108.8	114.9
Total current assets	1,457.4	1,407.6
Property, net	973.5	1,028.9
Goodwill	1,716.8	1,719.3
Intangible assets, net	1,542.5	1,590.8
Deferred income taxes	133.1	92.3
Other non-current assets	224.0	129.6
Total assets	$6,047.3	$5,968.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$7.8	$9.5
Accounts payable	425.9	432.3
Accrued expenses and other current liabilities	460.8	331.8
Total current liabilities	894.5	773.6
Non-current liabilities:
Long-term debt	2,059.9	2,070.5
Pension and other post-retirement benefits	63.7	67.2
Deferred income taxes	289.1	281.6
Other non-current liabilities	359.9	437.6
Total non-current liabilities	2,772.6	2,856.9

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,363.0	2,319.2
Noncontrolling interest	17.2	18.8
Total equity	2,380.2	2,338.0
Total liabilities and equity	$6,047.3	$5,968.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$122.2	$47.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133.1	142.6
Accelerated depreciation	1.2	1.9
Share-based compensation expense	12.5	9.7
Changes in assets and liabilities:
Increase in accounts receivable	(65.7)	(5.7)
(Increase) decrease in inventories	(30.2)	16.5
Decrease in accounts payable	(5.7)	(59.1)
Taxes paid on gain on sale of business	—	(104.1)
Accrued expenses and other assets and liabilities, net	(33.2)	(2.5)
Net cash provided by operating activities	134.2	47.1

Investing activities
Capital expenditures	(80.8)	(75.0)
Net proceeds from divestiture	—	7.3
Proceeds from plant closures	3.4	—
Other investing activities	(2.1)	2.3
Net cash used by investing activities	(79.5)	(65.4)

Financing activities
Proceeds from long-term borrowings	650.0	—
Payments on long-term borrowings	(659.1)	(103.8)
Cash dividends paid	(70.5)	(67.6)
Debt financing costs	(9.6)	(2.3)
Other financing activities	(4.6)	(2.3)
Net cash used by financing activities	(93.8)	(176.0)
Effect of exchange rate changes on cash	(1.0)	(7.2)
Decrease in cash and cash equivalents	(40.1)	(201.5)
Cash and cash equivalents at beginning of year	545.8	641.1
Cash and cash equivalents at end of period	$505.7	$439.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8
Net income	—	—	—	—	33.6	—	—	33.6	0.2	33.8
Other comprehensive loss	—	—	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	—	—	3.9	—	0.7	—	4.6	—	4.6
Balance at June 30, 2024	122.2	(30.9)	$1.2	$1,534.8	$1,844.2	$(930.9)	$(131.8)	$2,317.5	$16.7	$2,334.2
Net income	—	—	—	—	38.2	—	—	38.2	0.5	38.7
Other comprehensive income	—	—	—	—	—	—	28.6	28.6	—	28.6
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	1.9	—	0.3	—	2.2	—	2.2
Balance at September 30, 2024	122.2	(30.8)	$1.2	$1,536.7	$1,858.9	$(930.6)	$(103.2)	$2,363.0	$17.2	$2,380.2

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	19.9	—	—	19.9	0.5	20.4
Other comprehensive income	—	—	—	—	—	—	16.1	16.1	—	16.1
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	0.5	—	1.4	—	1.9	—	1.9
Balance at March 31, 2023	122.2	(31.3)	$1.2	$1,521.0	$1,820.9	$(933.6)	$(59.7)	$2,349.8	$18.8	$2,368.6
Net income	—	—	—	—	22.1	—	—	22.1	0.2	22.3
Other comprehensive loss	—	—	—	—	—	—	(17.9)	(17.9)	—	(17.9)
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	3.1	—	0.1	—	3.2	—	3.2
Balance at June 30, 2023	122.2	(31.3)	$1.2	$1,524.1	$1,820.5	$(933.5)	$(77.6)	$2,334.7	$19.0	$2,353.7
Net income	—	—	—	—	5.1	—	—	5.1	—	5.1
Other comprehensive loss	—	—	—	—	—	—	(43.5)	(43.5)	—	(43.5)
Cash dividends declared -- $0.2475 per share	—	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Share-based compensation and exercise of awards	—	—	—	2.2	—	0.9	—	3.1	—	3.1
Balance at September 30, 2023	122.2	(31.3)	$1.2	$1,526.3	$1,803.1	$(932.6)	$(121.1)	$2,276.9	$19.0	$2,295.9
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2024.

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2024 and December 31, 2023 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2023	$682.5	$1,036.8	$1,719.3
Currency translation	4.1	(6.6)	(2.5)
Balance at September 30, 2024	$686.6	$1,030.2	$1,716.8

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(226.5)	$23.7	$523.4
Patents, technology and other	846.0	(245.4)	26.8	627.4
Indefinite-lived trade names	363.8	—	27.9	391.7
Total	$1,936.0	$(471.9)	$78.4	$1,542.5

	As of December 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(199.8)	$20.0	$546.4
Patents, technology and other	841.8	(213.1)	22.5	651.2
Indefinite-lived trade names	368.0	—	25.2	393.2
Total	$1,936.0	$(412.9)	$67.7	$1,590.8

Note 3 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $72.0 million of charges in connection with the restructuring plan. As of September 30, 2024, $57.9 million had been incurred.

7 AVIENT CORPORATION

A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2023	$34.3	$2.4	$36.7
Restructuring charges	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1
Restructuring charges	(3.4)	1.0	(2.4)
Payments, utilization and translation	(13.8)	(1.0)	(14.8)
Balance at September 30, 2024	$13.1	$0.8	$13.9

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2024	As of December 31, 2023
Finished products	$167.8	$166.0
Work in process	24.2	19.8
Raw materials and supplies	185.8	161.2
Inventories, net	$377.8	$347.0

Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2024	As of December 31, 2023
Land and land improvements	$97.7	$98.5
Buildings	440.9	439.8
Machinery and equipment	1,366.7	1,381.1
Property, gross	1,905.3	1,919.4
Less accumulated depreciation	(931.8)	(890.5)
Property, net	$973.5	$1,028.9

Note 6 — INCOME TAXES
During the three and nine months ended September 30, 2024, the Company’s effective tax rate of 22.5% and 24.3%, respectively, was above the U.S. federal statutory rate of 21.0% primarily due to foreign withholding tax associated with the future repatriation of certain foreign earnings.
During the three months ended September 30, 2023, the Company's effective tax rate was a benefit of 3.1%, which is below the U.S. federal statutory rate of 21.0%. The lower tax rate is primarily due to a favorable return-to-provision adjustment related to increased capital loss deduction, partially offset by foreign withholding tax associated with the future repatriation of certain foreign earnings, an increase in valuation allowances and certain non-deductible expense.
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

8 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	722.5	16.4	706.1	7.31%
7.125% senior notes due 2030	725.0	7.8	717.2	7.125%
6.250% senior notes due 2031	650.0	9.5	640.5	6.25%
Other Debt	3.9	—	3.9
Total Debt	2,101.4	33.7	2,067.7
Less short-term and current portion of long-term debt	7.8	—	7.8
Total long-term debt, net of current portion	$2,093.6	$33.7	$2,059.9

As of December 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	727.9	18.9	709.0	7.88%
5.750% senior notes due 2025	650.0	2.8	647.2	5.75%
7.125% senior notes due 2030	725.0	8.8	716.2	7.125%
Other Debt	7.6	—	7.6
Total Debt	2,110.5	30.5	2,080.0
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,101.0	$30.5	$2,070.5

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
On September 19, 2024, the Company completed the issuance of $650.0 million in 6.250% Senior Notes which will mature on November 1, 2031 (the "2031 Notes"). The Company received proceeds of $641.9 million, net of financing costs, related to the issuance. Interest on the 2031 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2025. The 2031 Notes were sold in a private offering and are senior unsecured obligations of the Company.
Proceeds from the 2031 Notes and cash on hand were used to fully redeem the $650.0 million outstanding of the Company's 5.750% Senior Notes due May 15, 2025. The notes were redeemed at a redemption price equal to 100.0% of the principal amount. Included within Interest expense, net on the Condensed Consolidated Statements of Income is a charge of $1.4 million related to the write-off of unamortized issuances costs and discounts for the three and nine months ended September 30, 2024.
As of September 30, 2024, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had remaining availability of $233.4 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2024, we were in compliance with all covenants.

9 AVIENT CORPORATION

The estimated fair value of Avient’s debt instruments at September 30, 2024 and December 31, 2023 was $2,119.6 million and $2,113.7 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
We currently hold cross currency swaps with a combined notional amount of €1,467.2 million maturing in May 2025 and €900.0 million maturing in August 2027. We designated the cross currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2024, losses of $73.3 million and $20.9 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a gain of $42.0 million and loss of $15.7 million, net of tax, for the three and nine months ended September 30, 2023, respectively. Included within Interest expense, net on the Condensed Consolidated Statements of Income are benefits of $9.7 million and $29.1 million, respectively, for the three and nine months ended September 30, 2024 and 2023, associated with the cross currency swaps.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023
Cross Currency Swaps (Net Investment Hedge)	Other current liabilities	$129.3	$—
Cross Currency Swaps (Net Investment Hedge)	Other non-current liabilities	$99.5	$199.1

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

10 AVIENT CORPORATION

Financial information by reportable segment is as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$521.5	$75.5	$486.5	$64.5
Specialty Engineered Materials	294.6	36.4	267.9	30.3
Corporate	(0.9)	(34.7)	(0.7)	(60.5)
Total	$815.2	$77.2	$753.7	$34.3

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In millions)	Sales	Operating Income	Sales	Operating Income
Color, Additives and Inks	$1,578.8	$236.4	$1,548.0	$198.1
Specialty Engineered Materials	917.1	132.6	878.4	113.1
Corporate	(2.0)	(125.3)	(2.6)	(157.5)
Total	$2,493.9	$243.7	$2,423.8	$153.7

	Total Assets
(In millions)	As of September 30, 2024	As of December 31, 2023
Color, Additives and Inks	$2,721.1	$2,657.2
Specialty Engineered Materials	2,566.8	2,532.6
Corporate	759.4	778.7
Total assets	$6,047.3	$5,968.5

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

11 AVIENT CORPORATION

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
In the third quarter of 2023, utilizing a preliminary design, the Company received construction bids for the largest component of the remedial action at Calvert City involving the construction of a barrier wall around the site. The accrual was updated to align with the selected bid costs in the third quarter of 2023, which resulted in a charge of $36.2 million for the three and nine months ended September 30, 2023. In the second quarter of 2024, we completed the design for one phase of the barrier wall, and updated the remedial action timeline. These changes resulted in charges of $21.5 million in the second quarter of 2024. Construction of the initial wall section began in the third quarter of 2024 and is expected to be substantially complete by the end of 2024. The remaining portions of the wall design and construction are expected to be completed in phases between 2025 and 2028. As of September 30, 2024, we had accrued $142.4 million for this matter.
Total environmental accruals of $150.6 million and $157.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and nine months ended September 30, 2024, Avient recognized costs of $2.4 million and $28.2 million, respectively, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $38.1 million and $52.5 million recognized during the three and nine months ended September 30, 2023, respectively. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
Results of Operations — The three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2024	2023	Change	% Change	2024	2023	Change	% Change
Sales	$815.2	$753.7	$61.5	8.2%	$2,493.9	$2,423.8	$70.1	2.9%
Cost of sales	553.8	558.4	4.6	0.8%	1,696.7	1,740.2	43.5	2.5%
Gross margin	261.4	195.3	66.1	33.8%	797.2	683.6	113.6	16.6%
Selling and administrative expense	184.2	161.0	(23.2)	(14.4)%	553.5	529.9	(23.6)	(4.5)%
Operating income	77.2	34.3	42.9	125.1%	243.7	153.7	90.0	58.6%
Interest expense, net	(26.9)	(30.3)	3.4	11.2%	(80.1)	(88.5)	8.4	9.5%
Other (expense) income, net	(0.3)	1.0	(1.3)	nm	(2.1)	1.5	(3.6)	nm
Income from continuing operations before income taxes	50.0	5.0	45.0	900.0%	161.5	66.7	94.8	142.1%
Income tax (expense) benefit	(11.3)	0.1	(11.4)	nm	(39.3)	(18.0)	(21.3)	nm
Net income from continuing operations	38.7	5.1	33.6	658.8%	122.2	48.7	73.5	150.9%
Loss from discontinued operations, net of income taxes	—	—	—	nm	—	(0.9)	0.9	nm
Net income	38.7	5.1	33.6	658.8%	122.2	47.8	74.4	155.6%
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	nm	(1.0)	(0.7)	(0.3)	nm
Net income attributable to Avient common shareholders	$38.2	$5.1	$33.1	649.0%	$121.2	$47.1	$74.1	157.3%

Earnings (loss) per share attributable to Avient common shareholders - Basic
Continuing operations	$0.42	$0.06			$1.33	$0.53
Discontinued operations	—	—			—	(0.01)
Total	$0.42	$0.06			$1.33	$0.52

Earnings (loss) per share attributable to Avient common shareholders - Diluted
Continuing operations	$0.41	$0.06			$1.32	$0.52
Discontinued operations	—	—			—	(0.01)
Total	$0.41	$0.06			$1.32	$0.51
nm - not meaningful
Sales
Sales increased $61.5 million, or 8.2%, and $70.1 million, or 2.9%, for the three and nine months ended September 30, 2024, respectively, primarily driven by increased demand. Demand increases were driven by the consumer, packaging, healthcare, defense and building and construction end markets, partially offset by weakness in the transportation and telecommunications end markets. There were unfavorable foreign currency impacts of 0.4% and 0.9% for the three and nine months ended September 30, 2024, respectively.

13 AVIENT CORPORATION

Gross Margin
Gross margin as a percentage of sales was 32.1% for the three months ended September 30, 2024 compared to 25.9% for the three months ended September 30, 2023. The gross margin improvement was driven primarily by the benefit from raw material deflation, mix improvement, lower environmental remediation costs of $35.7 million and lower restructuring charges of $3.9 million.
Gross margin as a percentage of sales was 32.0% for the nine months ended September 30, 2024 compared to 28.2% for the nine months ended September 30, 2023. The gross margin improvement was driven primarily by the benefit from raw material deflation, mix improvement, lower environmental remediation costs of $24.3 million and lower restructuring charges of $15.5 million.
Selling and administrative expense
Selling and administrative expense increased $23.2 million for the three months ended September 30, 2024, primarily driven by higher employee costs. Selling and administrative expense increased $23.6 million for the nine months ended September 30, 2024, primarily driven by higher employee costs, which more than offset lower restructuring charges of $7.2 million.
Interest expense, net
Interest expense, net decreased $3.4 million and $8.4 million for the three and nine months ended September 30, 2024, respectively, primarily driven by the refinancing of our senior secured term loans in April 2024 and August 2023, which included a partial principal prepayment of $102.3 million during the third quarter of 2023.
Income taxes
During the three months ended September 30, 2024, the Company’s effective tax rate was 22.5% compared to a benefit of 3.1% for the three months ended September 30, 2023. The higher effective tax rate in 2024 compared to 2023 was primarily driven by the favorable return-to-provision adjustment related to a capital loss deduction in 2023 not repeating in 2024.
During the nine months ended September 30, 2024, the Company’s effective tax rate was 24.3% compared to 26.9% for the nine months ended September 30, 2023. The lower effective tax rate in 2024 was primarily driven by lower foreign valuation allowances in 2024. This was partially offset by the favorable return-to-provision adjustment related to a capital loss deduction in 2023 not repeating in 2024.
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

14 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2024	2023	Change	% Change	2024	2023	Change	% Change
Sales:
Color, Additives and Inks	$521.5	$486.5	$35.0	7.2%	$1,578.8	$1,548.0	$30.8	2.0%
Specialty Engineered Materials	294.6	267.9	26.7	10.0%	917.1	878.4	38.7	4.4%
Corporate	(0.9)	(0.7)	(0.2)	nm	(2.0)	(2.6)	0.6	nm
Total sales	$815.2	$753.7	$61.5	8.2%	$2,493.9	$2,423.8	$70.1	2.9%

Operating income:
Color, Additives and Inks	$75.5	$64.5	$11.0	17.1%	$236.4	$198.1	$38.3	19.3%
Specialty Engineered Materials	36.4	30.3	6.1	20.1%	132.6	113.1	19.5	17.2%
Corporate	(34.7)	(60.5)	25.8	42.6%	(125.3)	(157.5)	32.2	20.4%
Total operating income	$77.2	$34.3	$42.9	125.1%	$243.7	$153.7	$90.0	58.6%
nm - not meaningful
Color, Additives and Inks
Sales increased $35.0 million, or 7.2%, for the three months ended September 30, 2024, primarily driven by increased demand in the packaging, consumer, healthcare and building and construction end markets, partially offset by weakness in the transportation end market and an unfavorable foreign currency impact of 0.5%. Sales increased $30.8 million, or 2.0%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by increased demand in the packaging, consumer and building and construction end markets, partially offset by an unfavorable foreign currency impact of 0.8%.
Operating income increased $11.0 million and $38.3 million for the three and nine months ended September 30, 2024, respectively, driven primarily by the impacts of the aforementioned sales increase and margin improvement associated with raw material deflation.
Specialty Engineered Materials
Sales increased $26.7 million, or 10.0%, and $38.7 million, or 4.4%, for the three and nine months ended September 30, 2024, respectively, primarily driven by increased demand in defense, building and construction, consumer and healthcare end markets. This was partially offset by demand weakness in the telecommunications and transportation end markets. There was an unfavorable foreign currency impact of 0.7% for the nine months ended September 30, 2024.
Operating income increased $6.1 million and $19.5 million for the three and nine months ended September 30, 2024, respectively, primarily due to the impacts of increased sales and mix improvement.
Corporate
Corporate costs decreased $25.8 million for the three months ended September 30, 2024, primarily driven by $35.7 million of lower environmental remediation costs, partially offset by higher employee costs. Corporate costs decreased $32.2 million for the nine months ended September 30, 2024 primarily driven by $24.3 million of lower environmental remediation costs and $22.7 million of lower restructuring charges, partially offset by higher employee costs.
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

15 AVIENT CORPORATION

The following table summarizes our liquidity as of September 30, 2024 and December 31, 2023:

(In millions)	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$505.7	$545.8
Revolving credit availability	233.4	199.7
Liquidity	$739.1	$745.5

As of September 30, 2024, approximately 82% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2024 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for the remainder of 2024 include interest payments, cash taxes, dividend payments, environmental remediation costs, capital expenditures and S/4HANA development costs.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023.
Operating Activities — Net cash provided by operating activities increased $87.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven primarily by higher current year earnings and lower tax payments as 2023 included tax payments of $104.1 million associated with the gain on sale of our Distribution business, partially offset by an increased investment in working capital.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2024 of $79.5 million primarily reflects the impact of capital expenditures.
Net cash used by investing activities during the nine months ended September 30, 2023 of $65.4 million primarily reflects the impact of capital expenditures of $75.0 million, partially offset by proceeds received from the divestiture of the Distribution business of $7.3 million.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2024 of $93.8 million primarily reflects payment on long-term borrowings of $659.1 million, $70.5 million of dividends paid and $9.6 million of debt financing costs, partially offset by $650.0 million of proceeds from long-term borrowings.
Net cash used by financing activities for the nine months ended September 30, 2023 of $176.0 million primarily reflects payment on long-term borrowings of $103.8 million and $67.6 million of dividends paid.
Debt
As of September 30, 2024, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2024	$2.0
2025	7.8
2026	7.7
2027	7.6
2028	7.7
Thereafter	2,068.6
Aggregate maturities	$2,101.4
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

16 AVIENT CORPORATION

On September 19, 2024, the Company completed the issuance of $650.0 million in 6.250% Senior Notes which will mature on November 1, 2031 (the "2031 Notes"). The Company received proceeds of $641.9 million, net of financing costs, related to the issuance. Interest on the 2031 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2025. The 2031 Notes were sold in a private offering and are senior unsecured obligations of the Company.
Proceeds from the 2031 Notes and cash on hand were used to fully redeem the $650.0 million outstanding of the Company's 5.750% Senior Notes due May 15, 2025. The notes were redeemed at a redemption price equal to 100.0% of the principal amount.
As of September 30, 2024, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
Derivatives and Hedging
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. For additional information regarding our derivative instruments, please see Note 8, Derivatives and Hedging, to the accompanying condensed consolidated financial statements.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, environmental remediation and purchase obligations. During the nine months ended September 30, 2024, we recorded adjustments to the Calvert City environmental remediation accrual. For additional information, please see Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements. There were no other material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

18 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes to our previously disclosed risk factors.
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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of September 30, 2024, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

19 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2024.

20 AVIENT CORPORATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Avient Corporation (as amended through June 30, 2020) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

3.2
Avient Corporation Regulations (amended and restated effective May 11, 2023) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 16, 2023, SEC File No. 1-16091)

4.1
Indenture, dated September 19, 2024, between Avient Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 19, 2024, SEC File No. 1-16091)

10.1**	Letter agreement, dated July 22, 2024, between Michael A. Garratt and Avient Corporation

31.1**	Certification of Ashish K. Khandpur, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

**	Filed herewith.

21 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2024	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

22 AVIENT CORPORATION