Form 10-K
period 2024-12-31
AVIENT CORP
filed 2025-02-18
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 28, 2024, determined using a per share closing price on that date of $43.65, as quoted on the New York Stock Exchange, was $4.0 billion.
The number of shares of common shares outstanding as of February 10, 2025 was 91,439,343.
AVIENT  CORPORATION

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2025 Annual Meeting of Shareholders.
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
•our ability to service our indebtedness and restrictions on our current and future operations due to our indebtedness;
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
1 AVIENT CORPORATION

ITEM 1. BUSINESS
Business Overview
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and silicone colorants. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our," "Avient" and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Avient was formed as PolyOne Corporation on August 31, 2000 from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). Through a series of acquisitions, divestitures, operational improvements and cultural shift, the Company has transformed to become an innovator of materials solutions. Effective June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation and changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 102 manufacturing sites in North America, South America, Asia, Europe, the Middle East, and Africa (EMEA). In 2024, the Company had sales from continuing operations of $3.2 billion, approximately 60% of which were to customers outside the United States. Using formulation expertise, materials science and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of polymers (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with a global reach, local touch, and highly effective materials-based solutions to help improve their products' performance, appeal, differentiation, profitability and competitive advantage. Our goal is to provide customers with innovative materials solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations and raw materials procurement leverage. Our end markets include consumer, packaging, defense, healthcare, industrial, transportation, building and construction, telecommunications and energy.
Polymer Industry Overview
Avient is an innovator of materials solutions within the polymer industry. We have the scientific know-how in materials science required to bridge the large, commodity base resin producers and the companies who ultimately manufacture end products utilizing formulated polymer and composite materials.
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
Thermoplastic composites include base resins, but are combined with a structural element such as glass, carbon or polymer fibers to enhance strength, rigidity and structure. Further performance can be delivered through an engineered thermoplastic sheet or thick film, which may incorporate more than one resin formulation or composite in multiple layers to impart additional properties, such as gas barrier, structural integrity and lightweighting.
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, defense, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high performance equipment, electrical and electronics, adhesives, inks and coatings and fiber. Each type of thermoplastic resin has to ultimately achieve unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The materials science and manufacturing processes required to achieve those characteristics is the specialty role that Avient plays.
2 AVIENT CORPORATION

The following are examples, by industry, where Avient materials solutions address specific market requirements or challenges. In the packaging industry, colorants and additives are used to lightweight, enhance consumer appeal, increase design freedom, improve recyclability, enable recycled content to be incorporated, and preserve and protect the packaging's contents. In wire and cable, thermoplastics and composites enhance performance and extend product life by providing electrical insulation, flame resistance, water resistance and strain resistance for highly engineered electrical and telecommunications wires, cables and connectors. In the defense industry, ultra-high molecular weight (UHMWPE) fiber is relied upon and incorporated into tactical vests, hard armor plates, shields, bomb suits, helmets, and military vehicles (air, sea and ground). In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housings. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles, and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
Various additives can also be formulated with a base resin and further engineered into a composite to provide them with greater versatility and performance. Polymer formulations and composites have advantages over metals, wood, rubber, glass and other traditional materials, which have resulted in the replacement of these materials across a wide spectrum of applications. These specialized polymers offer sustainability and performance advantages compared to traditional materials, including design freedom, processability, weight reduction, chemical resistance, flame retardance and lower cost. Plastics are renowned for their durability, aesthetics and ease of handling. Avient’s strategy and investments are aligned to enable these important benefits, now and in the future.
Avient Segments
We operate in two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Our segments are further detailed in Note 14, Segment Information, to the accompanying consolidated financial statements.
Competition
The manufacturing of custom and proprietary formulated thermoplastics, polymer composites, and color and additive solutions is highly competitive. Competition is based on service, performance, product innovation, product recognition, speed, delivery, quality and price. The relative importance of these factors varies among our products and services. Our competitors range from large international companies with broad product offerings to local independent custom producers whose focus is a specific market niche or product offering. Our strategic approach to differentiate, innovate and grow within this competitive environment is to intersect high-growth markets and secular trends with our technologies to create product platforms of scale.
Raw Materials
The primary raw materials used by our manufacturing operations are polyolefin and other thermoplastic resins, titanium dioxide, inorganic and organic pigments, specialty additives and ethylene, all of which we believe are currently in adequate supply. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
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
3 AVIENT CORPORATION

Seasonality
Sales of our products and services are typically seasonal, as demand has historically been slower in the third and fourth quarters of the calendar year. In addition, our defense business is, in part, associated with tenders and project-based work, which can lead to inconsistent order patterns on a quarter over quarter basis.
Working Capital Practices
Our products are generally manufactured with a short turnaround time, and the scheduling of manufacturing activities from customer orders generally includes enough lead time to assure delivery of an adequate supply of raw materials. We agree to payment terms with our customers and suppliers that are competitive.
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2024.
Research and Development
One of our strategic drivers is to "Amplify Innovation," and we have substantial technology and development capabilities, powered by approximately 1,100 employees serving in technical capacities, approximately 120 of whom have PhD level educations. Our efforts are largely devoted to developing new materials solutions to address evolving market and sustainability needs. We do this by providing quality technical services to evaluate alternative raw materials, facilitating the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes. Our investment in product research and development was $98.7 million in 2024, $90.3 million in 2023, and $84.9 million in 2022.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses.
Human Capital Resources
The success and growth of our business depend in large part on our ability to attract, develop and retain a diverse population of talented and high-performing employees at all levels of our organization. We are committed to building additional capabilities within our organization to meet the changing needs of our customers and the dynamic macro environment in which we operate.
We have developed key recruitment and retention strategies, objectives and measures that guide our human capital management approach as part of the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, as described below.
As of December 31, 2024, Avient employed approximately 9,200 people, 34% of which were located in the U.S. and Canada, 33% were located in EMEA, 26% were located in Asia, and 7% were located in Latin America.
Safety and Health
A top priority at Avient is the safety and health of our employees, and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition programs. In 2024, we had our safest year ever with a recordable incident rate of 0.40 per 100 full-time workers per year, compared to the Plastics and Rubber Products Manufacturing industry (NAICS Code 326) average of 2.90 in 2023. Continuous improvement and preventative risk reductions are key focus areas, and in 2024, one of our annual incentive plan metrics measured the engagement of our employees in safety activities. We also continue to be recognized as an American Chemistry Counsel Responsible Care® company and set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
4 AVIENT CORPORATION

Employee Recruitment
Avient’s success is driven by having the best talent in the right roles. We actively seek collaborative and innovative change-makers who are passionate about our strategy and values through numerous channels, including employee referrals, job fairs, talent networks, industry associations, and directly from universities. Our roles provide opportunities for personal and professional growth, while working in our organization where our purpose is to innovate materials solutions that help our customers succeed, while enabling a sustainable world.
As a key aspect of our talent pipeline, we partner with leading universities around the world to hire employees into full-time, co-op and internship opportunities. These roles include rotational development programs where individuals are able to gain experience in various departments and jobs within or across functions, contributing their skills while also building well-rounded knowledge of our Company and its many stakeholders. We leverage global processes and systems to create a positive candidate experience, with opportunities for both entry level and experienced hires.
Training and Development
We provide meaningful learning engagements and skill development opportunities to all global employees. Learning is ingrained in our culture and every Avient employee participates in training annually. We manage training and development through global programs and technology, to provide a consistent and high-quality experience for all. Each year, over 100,000 hours of training is completed through a variety of different training methods, which focus on leadership development, safety, Lean Six Sigma concepts, technical and operational skills, sustainability and ethics and compliance.
Our key development opportunities include nomination-based leadership programs, foundational leadership training for all current or aspiring people managers, and Lean Six Sigma training at a variety of levels, where individuals can be certified for job-specific Lean Six Sigma programs, up through Master Black Belt certification. We also focus on development for our production employees in aspects of Lean Six Sigma, safety, continuous improvement, and our ENGAGE program.
Continuous development drives employees to reach their full potential and we strive to fill at least half of all open manager roles and higher with internal promotions. This is completed through regular performance feedback, individual development plans, mentoring programs and nomination-based leadership development programs for key top talent.
Inclusion and Impact
We recognize the benefits that inclusion brings to our organization, including delivering better business outcomes. Our talented people leverage their diverse backgrounds across a myriad of aspects and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. It drives the innovation that earns us leadership positions in the markets we serve and underpins the high level of respect we show each other every day.
The vision that guides our collective efforts is consistent and unwavering: to be the Company of choice for all. We leverage Employee Resource Groups to help educate and inspire our global workforce and fortify strong business practices. Other initiatives, including Mentoring at Avient and campus partnerships, are vital for progress in our inclusion journey. We require equality of opportunity for all qualified individuals in accordance with applicable laws.
Decisions on hiring, promotion, development, compensation or advancement are based solely on a person’s qualifications, abilities, experience and performance, except where local law requires us take specific action. The Avient Ethics Hotline serves as a mechanism for employees to anonymously report any perceived concerns regarding these topics.
Compensation and Benefits Programs
We strive to remain competitive in the global marketplace and provide foundational rewards to attract and retain top talent. In general, our overall philosophy on compensation encompasses the following principles:
•provide all levels of employees with a compensation package that aligns Avient’s and the employees’ interests through the use of base and incentive or bonus programs;
•maintain a competitive pay program that serves to attract, retain, motivate and reward employees; and
•award individual pay commensurate with experience, level of responsibility, and marketability.
5 AVIENT CORPORATION

Employee Benefits: Awards and Recognition Programs
We celebrate, reward and share our employees’ great work through our recognition programs, including those that all employees can earn for their extra effort and impact, as well as those that are specific to a position or role in the Company, such as excellence in technology, sales, and manufacturing. In addition, we provide our employees an opportunity to support communities by giving each individual 16 hours of paid time off each year. In 2024, over 100 of our sites and 3,800 of our employees generously gave over 11,000 volunteer hours and $1.5 million in donations around the world.
A Great Place to Work®
Our ongoing employee feedback is highly valued, discussed, and most importantly, acted upon, to make improvements. In addition to holding action planning sessions, new manager assimilations, and 360 reviews, we also conduct annual employee engagement surveys. Last year, employees in over 40 countries, and more than 130 locations participated, providing actionable feedback to support our ongoing employee engagement efforts. We are proud that our employees feel we are a Great Place to Work®, and in 2024, we received our sixth certification. Understanding how our employees feel about their experiences at Avient and our culture is critical and helps us ensure that the right competencies and behaviors are developed across the organization.
Environmental, Health and Safety and Other Regulation
We are also subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, anti-money laundering, import and export compliance, antitrust, data security and privacy, employment, public health and safety, intellectual property, transportation, zoning, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects.
We are strongly committed to safety as evidenced by our low injury incidence rate of 0.40 per 100 full-time workers per year in 2024 and 0.58 in 2023. The 2023 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 2.90. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having strong environmental, health, safety and security performance. In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the European Union Restriction of the Use of Certain Hazardous Substances Directive (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Dodd-Frank Wall Street Reform and Consumer Protection Act (covering Conflict Minerals), and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs or liabilities.
Refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements for discussion of environmental investigation and remediation matters and Item 1A, "Risk Factors" for discussion of matters pertaining to other regulation.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, import/export restrictions, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about the noted risks, see Item 1A, "Risk Factors." For more information about our international operations, see Note 14, Segment Information, to the accompanying consolidated financial statements.
6 AVIENT CORPORATION

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
Global Operating Risks
Our operations have in the past been and could in the future be adversely affected by various risks inherent in conducting operations worldwide.
We conduct a substantial portion of our business outside the U.S., with approximately 60% of our sales outside the U.S. We also have many facilities located outside the U.S., as detailed in Item 2, “Properties.” Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:
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
•supply chain disruptions;
•compliance with international trade laws and regulations, including tariffs, export control and economic sanctions, and other trade barriers;
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
We could be adversely affected by violations of the FCPA, UK Bribery Act and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. As a global company, we operate in many parts of the world that have experienced governmental corruption. While we have no basis to believe such actions are occurring, if we are found to be liable for FCPA, UK Bribery Act, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business. We have robust policies that require compliance with all laws and regulations and we strictly enforce those policies. It is always possible an employee's or agent's unlawful actions may avoid detection.
Any of these risks could have an adverse effect on our international operations by reducing demand for our products.
8 AVIENT CORPORATION

Business Risks
Demand for and supply of our products and services have in the past been, and may in the future be, adversely affected by several factors, some of which we cannot predict or control.
Several factors have in the past and may in the future affect the demand for and supply of our products and services, including:
•economic downturns, inflation or other volatility in the significant end markets that we serve;
•product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;
•competition from existing and unforeseen polymer and non-polymer based products;
•declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact customer demand and our customers’ ability to pay amounts owed to us;
•changes in environmental regulations that limit our ability to sell our products and services in specific markets;
•changes in demand for and laws and regulations regarding plastic materials; and
•inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages or insolvency, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.
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
Electricity, fuel, logistics and raw material availability and costs have in the past and could in the future cause volatility in our results.
The cost of our electricity, fuel, logistics and raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Electricity and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control, including, but not limited to, trade barriers due to geopolitical tensions, can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.
9 AVIENT CORPORATION

Increased competition can negatively impact sales, earnings and cash flow performance.
We encounter competition in price, payment terms, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. Avient's operating results depend, in part, on continued successful research, development, and marketing of new products, and some of such efforts may not come to fruition or may be delayed.
We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures could also result in the loss of customers.
Cybersecurity breaches, global information systems security threats and computer crime pose a risk to our systems, networks and products, which could harm our business.
We depend on integrated information systems to conduct our business, including communicating with employees and customers, ordering and managing materials from suppliers, shipping products to customers, and analyzing and reporting results of operations. In addition, some of our systems, tools and resources use, integrate, or will integrate some form of artificial intelligence, which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. Further, we store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases. Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence; however, our systems, networks and products may nevertheless be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations. We have experienced targeted and non-targeted cybersecurity attacks in the past and we could experience similar incidents in the future. To date, no cybersecurity incident or attack has had a material impact on our business or consolidated financial statements.
We are subject to risks associated with climate change and potential climate change legislation, regulation and international agreements.
Carbon emissions have become the subject of an increasing amount of state and local, regional, national, and international attention. Growing concerns about climate change have resulted and may continue to result in the imposition of additional regulations or restrictions to which we may become subject. These regulatory developments related to climate change and climate disclosure and diligence, including the Corporate Sustainability Reporting Directive, could increase our operating and compliance costs, thereby impacting our business and consolidated financial statements.
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
10 AVIENT CORPORATION

Capital and Credit Risks
Fluctuation of foreign currency exchange rates may adversely impact our financial results.
We conduct business in various regions throughout the world and are therefore exposed to fluctuations in foreign currency exchange rates in relation to the U.S. dollar. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar, whether precipitated by governmental monetary policy or otherwise, could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Further, because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we conduct business have in the past and could in the future adversely impact our financial results. For additional detail related to this risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
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
As of December 31, 2024, we had goodwill of $1,659.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information on the results of our annual impairment testing, see Note 3, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Cybersecurity education is a priority for our employees and business partners. Employees complete cybersecurity training to help identify and respond to potential cybersecurity risks and reinforce safe behaviors. We also impose security requirements upon our third-party services and software providers, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident; however, we rely on such third parties to implement security programs commensurate with their risk, and their efforts may not be successful.
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past and we could in the future experience similar attacks. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.
Governance
The Chief Information Security Officer (CISO), who reports to the Chief Information Officer (CIO), is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the information security team, and through the use of technological tools and software and results from third-party audits. The CISO has a clear escalation path to senior management for cyber-related events.
The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO and cybersecurity teams hold relevant certifications, including, but not limited to, Security+ Certification, Factor Analysis for Information Risk Analyst, Certified Information Systems Auditor, Security Systems Certified Practitioner or Certified Federal Information Security Management Act Compliance Practitioner. We also supplement our cybersecurity program with third-party experts, who provide assessments of our program, testing of our environment, monitoring support, as well as insights into evolving trends in this space.
The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board has been delegated specific risk oversight responsibilities related to cybersecurity and data protection. The Audit Committee receives regular updates from the CIO or CISO regarding the Company's material risks from cybersecurity threats, cybersecurity defense and detection capabilities, incident response plans and employee training activities.
12 AVIENT CORPORATION

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
ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 102 manufacturing sites in North America, South America, Asia, Europe, the Middle East, and Africa. We own the majority of our manufacturing sites. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

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
13 AVIENT CORPORATION

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 10, 2025.

Name	Age	Position
Ashish K. Khandpur	57	President, Chief Executive Officer and Board Member
Jamie A. Beggs	48	Senior Vice President and Chief Financial Officer
Philip G. Clark, Jr.	55	Senior Vice President and Chief Technology Officer
Kristen A. Gajewski	43	Senior Vice President and Chief Human Resources Officer
Michael J. Irwin	46	Senior Vice President, New Business Development & Marketing Excellence
M. John Midea, Jr.	60	Senior Vice President, Global Operations and Process Improvement
Woon Keat Moh	51	Senior Vice President and President of Color, Additives and Inks
Christopher L. Pederson	58	Senior Vice President and President of Specialty Engineered Materials
Joel R. Rathbun	52	Senior Vice President, Mergers and Acquisitions
Amy M. Sanders	52	Senior Vice President, General Counsel and Secretary
Ashish K. Khandpur, Ph.D.: President, Chief Executive Officer and Board Member, December 2023 to date. Group President of the Transportation & Electronics business group for 3M Company (a global manufacturing and technology company) ("3M") from April 2021 to November 2023. During his 28-year career with 3M, Dr. Khandpur held a series of roles with increasing responsibility, including Executive Vice President, Transportation & Electronic business group, from April 2019 to April 2021; Executive Vice President, Electronics & Energy business group, from July 2017 to March 2019; and Senior Vice President, Research & Development and Chief Technology Officer, from July 2014 to June 2017, among other roles.
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
Philip G. Clark, Jr., Ph.D.: Senior Vice President and Chief Technology Officer, November 2024 to date. Senior Vice President and Chief Technology Officer, Nouryon (global specialty chemicals organization) from December 2022 to October 2024. Vice President for Research and Development in the Automotive and Aerospace Solutions division at 3M from August 2019 to December 2022. Throughout his 17-year tenure at 3M, Dr. Clark advanced through various positions including Technical Director, Corporate Research Process Laboratory, from March 2017 to July 2019; Laboratory Manager, Corporate Research Materials Laboratory, from March 2016 to February 2017; Laboratory Manager (Korea), from March 2015 to March 2016; Laboratory Manager, Electronics Materials Solutions division, from September 2010 to March 2015; Technical Manager, Electronics Markets Materials division, from April 2007 to August 2010; and Advanced Product Development Specialist, Electronics Markets Materials division from July 2005 to March 2007.
Kristen A. Gajewski: Senior Vice President and Chief Human Resources Officer, February 2023 to date. Global HR Director, Talent Management and Corporate Functions, September 2022 to January 2023. Global HR Director, Color, Additives and Inks, February 2017 to August 2022 including an international assignment from December 2017 to September 2019 with additional responsibility for the EMEA and India region. Global Training and Organizational Development Director from January 2016 to January 2017. Training and Organizational Development Senior Manager from March 2015 to December 2015. Training and Organizational Development Manager from July 2013 to February 2015. Prior to joining Avient, Ms. Gajewski held HR roles of increasing responsibility at AkzoNobel Decorative Coatings (a business unit of AkzoNobel specializing in manufacturing paints and coatings) from May 2009 to June 2013.
14 AVIENT CORPORATION

Michael J. Irwin: Senior Vice President, New Business Development & Marketing Excellence, October 2024 to date. Vice President, Abrasive Systems Division at 3M from October 2018 to October 2024. During his 22-year career at 3M, Mr. Irwin progressed through a series of roles, including U.S. Vice President, Abrasive Systems division, from June 2018 to October 2018; U.S. Business Director, from March 2017 to May 2018; Regional Business Leader, Precision Grinding & Finishing, from January 2016 to March 2017; Global Business Leader, from February 2014 to December 2015; Global Business manager, from September 2012 to February 2014; Global Market Development Manager, from February 2011 to August 2012; Global marketing Manager, from July 2010 to January 2011; Marketing Supervisor, from December 2008 to June 2010; and other positions beginning in November 2002 including Lean Six Sigma Black Belt.
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
Woon Keat Moh: Senior Vice President and President of Color, Additives and Inks, July 2024 to date. Senior Vice President and President of Color, Additives and Inks — Americas and Asia, April 2020 to July 2024. Senior Vice President and President of Color, Additives and Inks, January 2020 to March 2020. Vice President of Asia, January 2019 to December 2019. General Manager of Specialty Engineered Materials Asia, December 2014 to December 2018. Sales Director of Color and Additives Asia, February 2011 to November 2014. Business Development Manager, Color and Additives Asia, February 2010 to January 2011. From October 1999 to January 2010, Mr. Moh worked for Clariant AG (a global manufacturer of color and additives masterbatch) in various roles of increasing responsibility, culminating in a commercial leadership role in Southeast Asia. He also served as a technical sales executive for Bayer AG (a manufacturer of pigments, dyestuffs, additives, chemical auxiliaries for textile, leather, paper and plastic industry) with its Specialty Products division from 1997 to 1999.
Christopher L. Pederson: Senior Vice President and President of Specialty Engineered Materials, November 2018 to date. Vice President, Strategy, Hexcel Corporation (a global leader in advanced composites technology) from March 2017 to November 2018. Vice President, Aerospace of Cytec Engineered Materials (a producer of specialty bonding adhesives and composite materials) from November 2009 to February 2016. Vice President, Research and Development of Cytec from January 2004 to November 2009. Mr. Pederson served as a Senior Engineer at Boeing (a global aerospace company) from 1992 to 2001.
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
Amy M. Sanders: Senior Vice President, General Counsel and Secretary, April 2024 to date. Senior Vice President and Deputy Chief Legal Officer, Global Operations, Eaton Corporation (a power management company) from October 2023 to April 2024. Senior Vice President and Deputy General Counsel, Business Counsel, 3M from February 2022 to October 2023. Over her 20-year career at 3M, Ms. Sanders held roles of increasing responsibility within the legal department, including Vice President and General Counsel, Transportation and Electronics Business Group, from July 2017 to February 2022; Assistant General Counsel, from March 2016 to July 2017, among other roles from November 2002 to March 2016.
15 AVIENT CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “AVNT.”
As of February 10, 2025, there were 1,362 holders of record of our common shares.
We currently have an authorized common share repurchase program. During the twelve months ended December 31, 2024, we did not repurchase any common shares.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	4,957,472
November 1 to November 30	—	$—	—	4,957,472
December 1 to December 31	—	$—	—	4,957,472
Total	—	$—	—

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of December 31, 2024, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. [RESERVED]
16 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2024 and 2023. For a discussion of changes from fiscal year 2023 to fiscal year 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.
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
Our Business
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and silicone colorants. Headquartered in Avon Lake, Ohio, with 2024 sales of $3.2 billion from continuing operations, we have manufacturing and warehouses around the globe, with 60% of our sales to customers outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and materials science with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of materials.
Strategy and Key Trends
In 2024, we developed a refined strategy for the Avient of the future. It begins with our purpose: to be an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. We have a two-pronged strategic approach, where we seek to intersect high-growth markets and secular trends with our technologies to 1) build new platforms of scale by playing bigger and bolder in high growth markets, and 2) catalyze the core of our business, maximizing the impact of what we have. Our strategy utilizes four supporting strategic drivers: Portfolio Prioritization; Amplify Innovation; Digital for Operational Excellence and Growth; and Leadership, Talent and Culture for the Avient of the Future. All of this is underpinned by the established foundational strengths of Avient, which have been built and refined over the 25-year history of the company.
We maintain a strong commitment to sustainability. Like all that we do, we start by putting the safety of our employees and needs of our customers first, then look inward to make a difference. We offer a broad portfolio of technologies that are designed to help our customers succeed, while enabling a sustainable world. Through our design expertise and materials science, we seek to positively contribute to our customers’ products in many end markets. We have three overarching ways we help our customers meet their sustainability goals: Renew, Reduce, and Preserve. Examples include developing unique technologies that improve the recyclability of products and allow recycled content to be incorporated in products, thus advancing a more circular economy; light-weighting solutions that replace heavier traditional materials like metal, glass and wood, which can improve fuel efficiency in all modes of transportation and reduce the carbon footprint; and infrastructure solutions that are designed to increase energy efficiency, renewable energy, and natural resource conservation.
Long-term trends that currently provide opportunities to leverage our strategy include improving health and wellness, protecting the environment, and increasing need for power and electricity.
Operationally, we will continue our enterprise-wide Lean Six Sigma program directed at improving margin, profitability and cash flow by applying proven management techniques and strategies to key areas of the business, such as pricing, supply chain and operations management, productivity and quality.
17 AVIENT CORPORATION

Subsequent Events
In the first quarter of 2025, the Company completed a review of the cloud-based enterprise resource planning system, S/4HANA, including updated project timelines, cost incurred to date, required internal resources and expected costs to complete the initial site implementations, and the evolution of options that could provide better returns for shareholders. As a result of this review, the Company determined it would cease the ongoing development of S/4HANA and re-allocate capital to other projects which will support the Company’s new strategy.
As a result of this decision, the Company will recognize a non-cash, pre-tax impairment charge of approximately $71 million, associated with capitalized implementation costs. The Company will also recognize pre-tax charges of approximately $15 million associated with unpaid contractual obligations for hosting fees within its Consolidated Statements of Income in the first quarter of 2025.
18 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2024 versus 2023
(Dollars in millions, except per share data)	2024	2023	2022	Change	% Change
Sales	$3,240.4	$3,142.8	$3,396.9	$97.6	3.1%
Cost of sales	2,183.7	2,250.3	2,514.2	66.6	3.0%
Gross margin	1,056.7	892.5	882.7	164.2	18.4%
Selling and administrative expense	727.4	695.7	639.4	(31.7)	(4.6)%
Operating income	329.3	196.8	243.3	132.5	67.3%
Interest expense, net	(105.6)	(115.3)	(119.8)	9.7	8.4%
Other income (expense), net	1.1	5.8	(59.7)	(4.7)	nm
Income from continuing operations before income taxes	224.8	87.3	63.8	137.5	157.5%
Income tax (expense) benefit	(54.1)	(11.0)	19.3	(43.1)	nm
Net income from continuing operations	$170.7	$76.3	$83.1	$94.4	123.7%
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	620.3	0.1	nm
Net income	170.7	76.2	703.4	94.5	124.0%
Net income attributable to noncontrolling interests	(1.2)	(0.5)	(0.3)	(0.7)	nm
Net income attributable to Avient common shareholders	$169.5	$75.7	$703.1	$93.8	123.9%

Earnings per share attributable to Avient common shareholders - basic:
Continuing operations	$1.86	$0.83	$0.91
Discontinued operations	—	—	6.80
Total	$1.86	$0.83	$7.71

Earnings per share attributable to Avient common shareholders - diluted:
Continuing operations	$1.84	$0.83	$0.90
Discontinued operations	—	—	6.73
Total	$1.84	$0.83	$7.63

Gross margin as a percentage of sales	32.6%	28.4%	26.0%
nm - not meaningful
Sales
Sales increased $97.6 million, or 3.1%, in 2024 compared to 2023, primarily driven by increased demand of 4.0%, partially offset by unfavorable foreign currency impacts of 0.9%. Increased demand was driven by strength in the consumer, defense, building and construction, packaging and healthcare end markets, partially offset by weakness in the telecommunications and transportation end markets.
Gross Margin
Gross margin increased to 32.6% from 28.4% in 2024 compared to 2023, primarily driven by the benefits of raw material deflation, mix improvement, lower environmental remediation costs of $34.6 million, and lower restructuring charges of $12.9 million. Further, in 2024, Avient recognized a gain from insurance recoveries associated with previously incurred environmental remediation costs of $34.7 million as compared to a gain of $1.7 million in 2023.
Selling and administrative expense
These costs include selling, technology, administrative functions, amortization of intangible assets, corporate and general expenses. Selling and administrative expense in 2024 increased $31.7 million compared to 2023, primarily due to higher employee related costs, partially offset by lower restructuring costs of $9.0 million.
19 AVIENT CORPORATION

Interest expense, net
Interest expense, net decreased $9.7 million in 2024 as compared to 2023, primarily due to the refinancing of our senior secured term loans in April 2024 and August 2023, which included a partial principal repayment of $102.3 million during the third quarter of 2023.
Other income (expense), net
Other income (expense), net decreased $4.7 million in 2024 as compared to 2023, primarily associated with $6.3 million in amortization of prior service credits associated with the phase out of certain post-employment benefits in 2023.
Income taxes
A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant or other reconciling items is included below.

	Twelve Months Ended December 31,
(In millions)	2024	2023
U.S. federal income tax rate	21.0%	21.0%
Net tax on GILTI and Subpart F Income	(0.5)	2.2
International tax on certain current and prior year earnings	1.6	3.9
Non-deductible interest	0.4	5.3
Research and development credit	(1.7)	(3.7)
Capital losses	—	(5.4)
State and local tax, net	(0.7)	(2.3)
International tax rate differential	1.7	0.2
International permanent items	0.7	(7.5)
U.S. permanent items	2.1	2.5
Net impact of uncertain tax positions	(1.1)	(5.3)
Changes in valuation allowances	—	3.6
Other	0.6	(1.9)
Effective income tax rate	24.1%	12.6%
The consolidated effective income tax rate from continuing operations was 24.1%, which was higher than the U.S. federal rate of 21%. This higher rate was primarily driven by U.S. permanent items of 2.1%, international rate differential of 1.7% and tax associated with foreign income repatriation of 1.6%. These items were partially offset by credits associated with research and development of 1.7% and changes in uncertain tax position which resulted in a net benefit of 1.1%.
The 2023 consolidated effective income tax rate from continuing operations was 12.6%, which was lower than the U.S. federal rate of 21%. This lower rate was primarily driven by the recognition of tax benefits of 7.5% associated with tax impairments of investments in affiliates, driven in part from European restructuring actions. Further, we recognized a 5.4% tax benefit from federal and state capital losses associated with an international affiliate's tax status change in 2022. Finally, we recognized tax benefits from the reduction of uncertain tax positions as well as the U.S. R&D tax credit, which reduced the tax rate, 5.3% and 3.7%, respectively. Partially offsetting these benefits were non-deductible foreign interest, 5.3%, tax associated with foreign income repatriation, 3.9%, and an increase of our valuation allowance which impacted the rate 3.6%.
Segment Information
Operating income is the primary measure that is reported to our chief operating decision maker (CODM) for purposes of allocating resources to the segments and assessing their performance. Operating income at the segment level does not include corporate general and administrative costs that are not allocated to segments, restructuring charges, environmental remediation obligations and associated recoveries, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
20 AVIENT CORPORATION

Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Our segments are further discussed in Note 14, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income

			2024 versus 2023
(Dollars in millions)	2024	2023	Change	% Change
Sales:
Color, Additives and Inks	$2,046.5	$2,007.4	$39.1	1.9%
Specialty Engineered Materials	1,196.8	1,138.2	58.6	5.1%
Corporate	(2.9)	(2.8)	(0.1)	(3.6)%
Total sales	$3,240.4	$3,142.8	$97.6	3.1%

Operating income:
Color, Additives and Inks	$296.2	$259.9	$36.3	14.0%
Specialty Engineered Materials	167.2	142.5	24.7	17.3%
Corporate	(134.1)	(205.6)	71.5	34.8%
Total operating income	$329.3	$196.8	$132.5	67.3%
Color, Additives and Inks
Sales increased $39.1 million, or 1.9%, in 2024 compared to 2023, primarily driven by increased demand of 2.9%, partially offset by unfavorable foreign currency impacts of 0.9%. Increased demand was driven by strength in the packaging, consumer, healthcare and building and construction end markets, partially offset by weakness in the transportation end market.
Operating income increased $36.3 million, or 14.0%, in 2024 compared to 2023, primarily driven by increased sales and benefits from raw material deflation, which occurred in the first half of 2024, partially offset by higher employee related costs and unfavorable foreign currency impacts.
Specialty Engineered Materials
Sales increased by $58.6 million, or 5.1%, in 2024 compared to 2023, primarily driven by increased demand of 6.1%, partially offset by an unfavorable foreign currency impact of 0.7%. Increased demand was driven by strength in the defense, building and construction, consumer and healthcare end markets, partially offset by weakness in the telecommunications end market.
Operating income increased by $24.7 million, or 17.3%, in 2024 compared to 2023, primarily driven by increased sales, benefits from raw material deflation, which occurred in the first half of 2024, and favorable product mix, partially offset by higher employee related costs and unfavorable foreign currency impacts.
Corporate
Costs decreased $71.5 million, or 34.8%, in 2024 compared to 2023, primarily driven by $34.6 million of lower environmental remediation costs in 2024 compared to 2023, while gains from insurance recoveries associated with previously incurred environmental remediation costs were $33.0 million higher in 2024 compared to 2023. Further, lower restructuring costs of $21.9 million in 2024 more than offset higher employee related costs in 2024.
Liquidity and Capital Resources
Our objective is to finance our business through operating cash flow and an appropriate mix of debt and equity. By laddering the maturity structure, we avoid concentrations of debt maturities, reducing liquidity risk. We may from time to time seek to retire or purchase our outstanding debt with cash on hand and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. We may also seek to repurchase our outstanding common shares. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved have been and may continue to be material.
21 AVIENT CORPORATION

The following table summarizes our liquidity as of December 31, 2024:

(In millions)
Cash and cash equivalents	$544.5
Revolving credit availability	211.4
Liquidity	$755.9
As of December 31, 2024, 64% of the Company’s cash and cash equivalents resided outside the United States.
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
Expected sources of cash needed to satisfy cash requirements in 2025 include our cash on hand, cash from operations, the receipt of $34.0 million of insurance recoveries, as described in Note 11, Commitments and Contingencies, and available liquidity under our revolving credit facility, if necessary. Expected uses of cash in 2025 include interest payments, cash taxes, dividend payments, share repurchases, environmental remediation payments and capital expenditures. Capital expenditures are currently estimated to be approximately $120 million in 2025, primarily to support organic sales growth and other strategic investments.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2024	2023	2022
Cash provided by (used by):
Operating Activities	$256.8	$201.6	$398.4
Investing Activities	(120.6)	(94.2)	(504.0)
Financing Activities	(120.9)	(201.7)	166.4
Effect of exchange rate on cash	(16.6)	(1.0)	(20.9)
Net (decrease) increase in cash and cash equivalents	$(1.3)	$(95.3)	$39.9
Operating Activities
Net cash provided by operating activities increased to $256.8 million in 2024, as compared to $201.6 million in 2023, driven primarily by higher earnings and lower tax payments as 2023 included tax payments of $104.1 million associated with the gain on sale of our Distribution business. This was partially offset by an increase in working capital of $28.6 million as compared to a decrease of $40.7 million in 2023, a $15.4 million increase in environmental remediation payments, and $21.1 million of higher benefit payments associated with executive retirements.
Investing Activities
Net cash used by investing activities during 2024 of $120.6 million primarily reflects the impact of capital expenditures.
Financing Activities
Net cash used by financing activities of $120.9 million in 2024 primarily reflects repayment on long-term borrowings of $660.9 million, $94.0 million of dividends paid and $9.6 million of debt financing costs, partially offset by $650.0 million of proceeds received from long-term borrowings.
22 AVIENT CORPORATION

Total Debt
The following table summarizes debt as of December 31, 2024 and 2023.

(In millions)	2024	2023
Senior secured revolving credit facility due 2026	$—	$—
Senior secured term loan due 2029	705.2	709.0
7.125% senior notes due 2030	717.5	716.2
6.250% senior notes due 2031	640.8	—
5.75% senior notes due 2025	—	647.2
Other Debt	3.5	7.6
Total Debt	$2,067.0	$2,080.0
Less short-term debt	7.7	9.5
Total long-term debt, net of current portion	$2,059.3	$2,070.5
On April 9, 2024, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the Term Loan Amendment). The Term Loan Amendment reduced the interest rates per annum by 50 basis points, which are now either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.00%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.00%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.
On September 19, 2024, the Company completed the issuance of $650.0 million aggregate principal amount of 6.250% Senior Notes which will mature on November 1, 2031 (the 2031 Notes). The Company received proceeds of $641.9 million, net of financing costs, related to the issuance. Interest on the 2031 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2025. The 2031 Notes were sold in a private offering and are senior unsecured obligations of the Company.
Proceeds from the 2031 Notes and cash on hand were used to fully redeem the $650.0 million aggregate principal amount outstanding of the Company's 5.750% Senior Notes due May 15, 2025. The notes were redeemed at a redemption price equal to 100.0% of the principal amount.
The Company maintains a senior secured revolving credit facility (the Revolving Credit Facility), which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2024, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $211.4 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants. As of December 31, 2024, we were in compliance with all customary financial and restrictive covenants pertaining to our debt.
For additional information regarding our debt, please see Note 5, Financing Arrangements to the accompanying consolidated financial statements.
Letters of Credit
Our Revolving Credit Facility provides up to $50.0 million for the issuance of letters of credit, $12.9 million of which was used at December 31, 2024. These letters of credit are issued by the bank in favor of third parties and are mainly related to required insurance programs.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations and environmental remediation obligations. The following table summarizes our obligations as of December 31, 2024 that are expected to impact liquidity and cash flow in future periods. See Liquidity and Capital Resources for additional discussion of our ability to generate and access cash to meet requirements as well as plans for use of cash in both the short-term and long-term.
23 AVIENT CORPORATION

	Payment Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt	$2,099.2	$7.7	$15.3	$699.7	$1,376.5
Operating leases	101.1	22.6	34.3	15.8	28.4
Interest on debt obligations (1)	761.3	145.1	264.3	249.7	102.2
Pension and post-retirement obligations (2)	68.4	7.9	14.3	14.3	31.9
Purchase obligations (3)	134.6	63.7	61.8	6.9	2.2
Environmental remediation obligations	146.0	16.2	60.6	48.3	20.9
Total	$3,164.6	$247.0	$390.0	$986.4	$1,541.2
(1)Represents estimated contractual interest payments for all outstanding debt. Excludes cash receipts from cross-currency swaps as described in Note 15, Derivatives and Hedging.
(2)This represents estimates related to the funding obligations of our pension and other post retirement plans. These contributions are based on actuarial estimates of future assumed payments based upon retirement and payment patterns for a 10-year period. The estimates in the table may differ materially from actual future payments due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension post retirement benefit plans, including (i) interest rate levels (ii) the amount and timing of asset returns and (iii) what, if any, changes may occur in pension funding legislation.
(3)Purchase obligations are primarily comprised of service agreements related to telecommunication, information technology, utilities and other manufacturing plant services and certain capital commitments.
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
Environmental liabilities represents our best estimate of the remaining probable costs based upon information and technology currently available. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information, newly discovered conditions and other factors, it is reasonably possible that we could incur additional costs in excess of the amount accrued. However, such additional costs, if any, cannot currently be estimated. Our estimate of this liability may be revised as new regulations or technologies are developed or additional information is obtained. As we progress through remedial design and remedial action related to the Goodrich Corporation Calvert City site, additional information will become available that may require an adjustment to our existing accrual. Adjustments have been material to our financial statements in the past and it is reasonably possible that they could be in the future.
24 AVIENT CORPORATION

Additional information related to the accounting for environmental liabilities is found in Note 11, Commitments and Contingencies.
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
Additional information related to the accounting for pension and other post-retirement benefits is found in Note 10, Employee Benefit Plans.
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
We recognize net tax benefits under the recognition and measurement criteria, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the benefit would be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company evaluates and adjusts the amount of unrecognized income tax benefits based on changes in law, facts and circumstances. We record interest and penalties related to uncertain tax positions as a component of income tax expense. The ultimate resolution of unrecognized income tax benefits is often dependent upon uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements, or changes in law.
Additional information related to the accounting for income taxes is found in Note 12, Income Taxes.
25 AVIENT CORPORATION

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
In 2023, the annual goodwill impairment test was performed using a quantitative approach. In 2024, the Company performed a qualitative approach, including assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to the assumptions used in the 2023 quantitative analysis for each reporting unit. The results of the qualitative assessment did not indicate a need to perform a quantitative analysis.
Based on the results of our impairment analysis, the Company concluded the fair value of its reporting units continued to exceed their respective carrying value.
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
26 AVIENT CORPORATION

In 2023, the indefinite-lived intangible asset impairment tests were performed using a quantitative approach. In 2024, the Company performed both qualitative and quantitative approaches. The qualitative approach includes assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, discount rates, other relevant qualitative factors. These trends and factors were compared to the assumptions used in the 2023 quantitative analysis. The quantitative analysis was performed by estimating the fair value of the indefinite-lived trade name using a royalty relief methodology. This analysis includes estimates of future cash flows that are based on the Company's long-term strategic plan and the applicable weighted-average cost of capital used to discount estimated cash flows.
Based on the results of our impairment analysis, the Company concluded the fair value of its trade names continued to exceed their respective carrying value.
For additional information about goodwill and intangible assets see Note 3, Goodwill and Intangible Assets.
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
Interest rate exposure — Interest on our Revolving Credit Facility and senior secured term loan is based upon a Base Rate or Adjusted Term SOFR, plus a margin. There would be no material impact on our interest expense or cash flows from either a 100 basis point increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2024.
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
We also face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying Consolidated Balance Sheets. To mitigate a portion of this risk, we may enter into cross-currency swaps. Gains and losses on these contracts generally offset gains and losses on the Euro denominated investment in our foreign entities. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.
28 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2024.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2024 and found them to be effective.
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
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2024 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 62 of this Annual Report, which concludes that as of December 31, 2024, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.

/s/ ASHISH K. KHANDPUR	/s/ JAMIE A. BEGGS

Ashish K. Khandpur	Jamie A. Beggs
President, Chief Executive Officer and Board Member	Senior Vice President and Chief Financial Officer

February 18, 2025

30 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025, expressed an unqualified opinion thereon.
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
February 18, 2025
31 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
32 AVIENT CORPORATION

Environmental Accrued Liabilities - Calvert City
Description of the Matter	As described in Note 11 to the consolidated financial statements, the environmental accrued liability as of December 31, 2024 is approximately $146.0 million and is comprised primarily of the cost estimate for the Calvert City location of $137.7 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

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

With the assistance of our specialists, we tested the balance of the Calvert City environmental accrued liability and the disclosure of the expected costs to remediate. Our audit procedures included, among others, making inquiries of internal general counsel and obtaining legal letters from internal and external counsel. We also evaluated external communications including those from the US EPA and cost estimates from management’s Specialists and other third parties used in determining the environmental accrued liability. We tested the key assumptions used by management by comparing those assumptions to accepted industry practice and information included in the Record of Decision issued by the US EPA, as applicable. We examined historical costs for recurring items and evaluated updated cost estimates for any current period changes. We searched publicly available information that might indicate facts contrary to the cost estimates and timeline used to determine the Calvert City accrual.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Cleveland, Ohio
February 18, 2025
33 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Sales	$3,240.4	$3,142.8	$3,396.9
Cost of sales	2,183.7	2,250.3	2,514.2
Gross margin	1,056.7	892.5	882.7
Selling and administrative expense	727.4	695.7	639.4
Operating income	329.3	196.8	243.3
Interest expense, net	(105.6)	(115.3)	(119.8)
Other income (expense), net	1.1	5.8	(59.7)
Income from continuing operations before income taxes	224.8	87.3	63.8
Income tax (expense) benefit	(54.1)	(11.0)	19.3
Net income from continuing operations	170.7	76.3	83.1
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	620.3
Net income	170.7	76.2	703.4
Net income attributable to noncontrolling interests	(1.2)	(0.5)	(0.3)
Net income attributable to Avient common shareholders	$169.5	$75.7	$703.1

Earnings per share attributable to Avient common shareholders - Basic:
Continuing operations	$1.86	$0.83	$0.91
Discontinued operations	—	—	6.80
Total	$1.86	$0.83	$7.71

Earnings per share attributable to Avient common shareholders - Diluted:
Continuing operations	$1.84	$0.83	$0.90
Discontinued operations	—	—	6.73
Total	$1.84	$0.83	$7.63

Weighted-average shares used to compute earnings per common share:
Basic	91.3	91.1	91.2
Plus dilutive impact of share-based compensation	0.7	0.7	1.0
Diluted	92.0	91.8	92.2

Anti-dilutive shares not included in diluted common shares outstanding	0.4	0.7	0.3

Cash dividends declared per share of common stock	$1.0425	$1.0000	$0.9600
The accompanying notes to the consolidated financial statements are an integral part of these statements.

34 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income	$170.7	$76.2	$703.4
Other comprehensive (loss) income, net of tax:
Translation adjustments and related hedging instruments	(90.4)	(5.3)	(36.4)
Pension and postretirement benefits	—	(6.3)	6.2
Total other comprehensive loss	(90.4)	(11.6)	(30.2)
Total comprehensive income	80.3	64.6	673.2
Comprehensive income attributable to noncontrolling interests	(1.2)	(0.5)	(0.3)
Comprehensive income attributable to Avient common shareholders	$79.1	$64.1	$672.9
The accompanying notes to the consolidated financial statements are an integral part of these statements.

35 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$544.5	$545.8
Accounts receivable, net	399.5	399.9
Inventories, net	346.8	347.0
Other current assets	131.3	114.9
Total current assets	1,422.1	1,407.6
Property, net	955.3	1,028.9
Goodwill	1,659.7	1,719.3
Intangible assets, net	1,450.4	1,590.8
Operating lease assets, net	89.1	65.3
Deferred income tax assets	81.3	92.3
Other non-current assets	153.2	64.3
Total assets	$5,811.1	$5,968.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$7.7	$9.5
Accounts payable	417.4	432.3
Accrued expenses and other current liabilities	331.0	331.8
Total current liabilities	756.1	773.6
Non-current liabilities:
Long-term debt	2,059.3	2,070.5
Deferred income taxes	260.4	281.6
Other non-current liabilities	405.7	504.8
Total non-current liabilities	2,725.4	2,856.9

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,537.5	1,529.7
Retained earnings	1,882.5	1,808.2
Common shares held in treasury, at cost, 30.8 shares in 2024 and 31.0 shares in 2023	(929.6)	(932.5)
Accumulated other comprehensive loss	(177.8)	(87.4)
Avient shareholders’ equity	2,313.8	2,319.2
Noncontrolling interest	15.8	18.8
Total equity	2,329.6	2,338.0
Total liabilities and equity	$5,811.1	$5,968.5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating activities
Net income	$170.7	$76.2	$703.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense	—	—	(550.1)
Depreciation and amortization	179.7	188.8	163.1
Amortization of inventory step-up	—	—	34.4
Increase in environmental insurance receivable	(34.0)	—	—
Deferred income tax (benefit) expense	(23.8)	(61.3)	0.5
Share-based compensation expense	15.4	13.2	13.2
Changes in assets and liabilities, net of the effect of acquisitions:
(Increase) decrease in accounts receivable	(15.2)	38.6	32.6
(Increase) decrease in inventories	(13.7)	24.3	14.0
Increase (decrease) in accounts payable	0.3	(22.2)	10.7
(Decrease) increase in pension, retirement benefits and deferred compensation	(34.3)	(8.7)	9.6
Taxes paid on gain on sale of business	—	(104.1)	(2.8)
(Decrease) increase in environmental obligations	(11.2)	38.9	(6.2)
Accrued expenses and other assets and liabilities, net	22.9	17.9	(24.0)
Net cash provided by operating activities	256.8	201.6	398.4

Investing activities
Capital expenditures	(121.9)	(119.4)	(105.5)
Business acquisitions, net of cash acquired	—	—	(1,426.1)
Settlement of foreign exchange derivatives	—	—	93.3
Net proceeds from divestiture	—	7.3	928.2
Proceeds from plant closures	3.4	7.6	6.1
Other investing activities	(2.1)	10.3	—
Net cash used by investing activities	(120.6)	(94.2)	(504.0)

Financing activities
Proceeds from long-term borrowings	650.0	—	1,300.0
Payments on long-term borrowings	(660.9)	(105.8)	(956.8)
Purchase of common shares for treasury	—	—	(36.4)
Cash dividends paid	(94.0)	(90.2)	(86.8)
Payments on withholding tax on share awards	(6.4)	(3.4)	(4.3)
Debt financing costs	(9.6)	(2.3)	(49.3)
Net cash (used) provided by financing activities	(120.9)	(201.7)	166.4
Effect of exchange rate changes on cash	(16.6)	(1.0)	(20.9)
(Decrease) increase in cash and cash equivalents	(1.3)	(95.3)	39.9
Cash and cash equivalents at beginning of year	545.8	641.1	601.2
Cash and cash equivalents at end of year	$544.5	$545.8	$641.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.
37 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2022	122.2	(30.6)	$1.2	$1,511.8	$1,208.0	$(900.7)	$(45.6)	$1,774.7	$15.8	$1,790.5
Net income	—	—	—	—	703.1	—	—	703.1	0.3	703.4
Other comprehensive loss	—	—	—	—	—	—	(30.2)	(30.2)	—	(30.2)
Cash dividends declared -- $0.9600 per share	—	—	—	—	(87.5)	—	—	(87.5)	—	(87.5)
Repurchase of common shares	—	(0.8)	—	—	—	(36.4)	—	(36.4)	—	(36.4)
Share-based compensation and exercise of awards	—	0.1	—	8.7	—	2.1	—	10.8	—	10.8
Acquisitions/other	—	—	—	—	—	—	—	—	2.2	2.2
Balance at December 31, 2022	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	75.7	—	—	75.7	0.5	76.2
Other comprehensive loss	—	—	—	—	—	—	(11.6)	(11.6)	—	(11.6)
Cash dividends declared -- $1.0000 per share	—	—	—	—	(91.1)	—	—	(91.1)	—	(91.1)
Share-based compensation and exercise of awards	—	0.3	—	9.2	—	2.5	—	11.7	—	11.7
Balance at December 31, 2023	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	169.5	—	—	169.5	1.2	170.7
Other comprehensive loss	—	—	—	—	—	—	(90.4)	(90.4)	—	(90.4)
Noncontrolling interest activity	—	—	—	0.3	—	—	—	0.3	(4.2)	(3.9)
Cash dividends declared -- $1.0425 per share	—	—	—	—	(95.2)	—	—	(95.2)	—	(95.2)
Share-based compensation and exercise of awards	—	0.2	—	7.5	—	2.9	—	10.4	—	10.4
Balance at December 31, 2024	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
The accompanying notes to the consolidated financial statements are an integral part of these statements.

38 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at, sales, and manufacturing sites across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and materials science with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of materials. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Our operations are reported in two reportable segments: Color, Additives and Inks, and Specialty Engineered Materials. See Note 14, Segment Information, for more information.
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted this standard for the year ended December 31, 2024, and applied retrospective changes to all periods presented in the consolidated financial statements. The adoption of ASU 2023-07 impacted segment disclosures within Note 14, Segment Information.
Accounting Standards Not Yet Adopted
ASU 2023-09, Income Taxes, provides guidance requiring disaggregated income tax disclosures on an annual basis, including information on the Company's effective tax rate reconciliation and income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company is currently evaluating the standards impacts on its income taxes disclosures.
ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, provides guidance requiring disaggregated disclosure of income statement expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. This guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impacts of adopting this standard to its financial statement disclosures.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Avient and its subsidiaries. All majority-owned affiliates over which we have control are consolidated. Transactions with related parties, including joint ventures, are in the ordinary course of business. Certain prior year amounts have been adjusted to conform to current year presentation.
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
39 AVIENT CORPORATION

Inventories
Raw materials and finished goods are carried at lower of cost or net realizable value using either the weighted average cost or the first-in, first-out (FIFO) method. We record reserves for inventory that is damaged, obsolete, excess and slow-moving to Cost of sales.
Long-lived Assets
Property, plant and equipment is carried at historical cost, net of depreciation and amortization that is computed using the straight-line method over the estimated useful lives of the assets, which generally ranges from 3 to 15 years for machinery and equipment and up to 40 years for buildings. We depreciate certain assets associated with closing manufacturing locations over a shortened life (through the cease-use date). We expense repair and maintenance costs as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service.
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
Internal-Use Software and Cloud Computing Arrangements
We capitalize costs related to computer software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized as Property, Net in the Company’s Consolidated Balance Sheets and are depreciated using the straight-line method over their estimated useful lives.
We also enter into certain cloud-based software hosting arrangements. Capitalizable cloud computing arrangement costs are generally consistent with those incurred during the application development stage for internal-use software, however, these costs are capitalized as Other assets in the Company's Consolidated Balance Sheets. As of December 31, 2024, there is $76.4 million capitalized within Other non-current assets.
Goodwill and Indefinite Lived Intangible Assets
Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. We assess goodwill for impairment on an annual basis or more frequently when events or changes in circumstance indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit level. The Company's reporting units are at a level below the Company's reportable operating segments. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition. Our annual measurement date for testing impairment of goodwill and indefinite-lived intangible assets is October 1.
The Company may perform a qualitative test to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. For our quantitative test, we use an income approach to estimate the fair value of our reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including sales growth rates, operating margins, capital expenditures, working capital, discount rates and terminal value growth rates. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
40 AVIENT CORPORATION

Indefinite-lived intangible assets primarily consist of the Dyneema, GLS, ColorMatrix, Gordon Composites, and Fiber-Line trade names. Indefinite-lived intangible assets are tested qualitatively or quantitatively for impairment at least annually as of October 1 to determine whether their fair values exceed their respective carrying amounts, unless events or changes in circumstance indicate that the asset may be impaired prior to the annual test. For our quantitative test, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps: (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
In 2023, the annual goodwill impairment test was performed using a quantitative approach. In 2024, the Company performed a qualitative approach, including assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors were compared to the assumptions used in the 2023 quantitative analysis for each reporting unit. The results of the qualitative assessment did not indicate a need to perform a quantitative analysis.
In 2023, the indefinite-lived intangible asset impairment tests were performed using a quantitative approach. In 2024, the Company performed both qualitative and quantitative approaches. The qualitative approach includes assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, discount rates, other relevant qualitative factors. These trends and factors were compared to the assumptions used in the 2023 quantitative analysis. The quantitative analysis was performed by estimating the fair value of the indefinite-lived trade name using a royalty relief methodology. This analysis includes estimates of future cash flows that are based on the Company's long-term strategic plan and the applicable weighted-average cost of capital used to discount estimated cash flows.
Based on the results of our impairment analyses, the Company concluded the fair value of its reporting units and trade names continued to exceed their respective carrying value.
Litigation Reserves
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
Derivative Financial Instruments
All derivative financial instruments, such as foreign exchange contracts, are recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.
We are exposed to changes in foreign currency exchange changes and to changes in cash flows due to changes in our contractually specified interest rates (e.g., SOFR) in the normal course of business. We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
We have executed cross-currency swaps which are documented and designated as net investment hedges of our Euro denominated investment in foreign entities. We pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars. The interest receivable on the swaps is accrued each month for effective instruments designated as a hedge and is reflected within Interest expense, net within the Consolidated Statements of Income and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). From time to time, we may enter into certain foreign currency exchange forward contracts, which are not designated as hedges and are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately. In 2022, we entered into certain foreign currency derivative contracts to mitigate the potential impact of foreign currency exchange rate changes on the purchase price associated with the APM Acquisition, which the Company did not originally designate as hedges.
Refer to Note 15, Derivatives and Hedging, for more information.
41 AVIENT CORPORATION

Pension and Other Post-retirement Plans
We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 10, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2024, 2023 and 2022 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Total
Balance at January 1, 2022	$(50.8)	$5.2	$(45.6)
Translation Adjustments	(60.3)	—	(60.3)
Unrealized gains on derivatives	23.9	—	23.9
Prior service credit	—	6.2	6.2
Balance at December 31, 2022	(87.2)	11.4	(75.8)
Translation Adjustments	90.9	—	90.9
Unrealized losses on derivatives	(96.1)	—	(96.1)
Amortization of prior service credit	—	(6.4)	(6.4)
Balance at December 31, 2023	(92.4)	5.0	(87.4)
Translation Adjustments	(167.7)	—	(167.7)
Unrealized gains on derivatives	77.3	—	77.3
Balance at December 31, 2024	$(182.8)	$5.0	$(177.8)

Fair Value of Financial Instruments
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the reporting period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in Other income (expense), net.
Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales.
Research and Development Expense
Research and development costs of $98.7 million in 2024, $90.3 million in 2023 and $84.9 million in 2022 are charged to expense as incurred.
Environmental Remediation Costs
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
42 AVIENT CORPORATION

Share-Based Compensation
In accounting for share-based compensation, we estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2024, we had one active share-based employee compensation plan, which is described more fully in Note 13, Share-Based Compensation.
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

Note 2 — DISCONTINUED OPERATIONS
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
The following table summarizes the major line items constituting pretax income of discontinued operations associated with the Distribution business segment for the years ended December 31, 2023 and 2022.

(In millions)	2023	2022
Sales	$—	$1,331.7
Cost of sales	—	(1,191.9)
Selling and administrative expense	(0.9)	(41.9)
Pre-tax gain on sale	—	717.0
(Loss) income from discontinued operations before income taxes	(0.9)	814.9
Income tax benefit (expense)	0.8	(194.6)
(Loss) income from discontinued operations, net of income taxes	$(0.1)	$620.3
Note 3 — GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at January 1, 2023	$652.2	$1,019.7	$1,671.9
Acquisition of businesses	10.3	—	10.3
Currency translation	20.0	17.1	37.1
Balance at December 31, 2023	682.5	1,036.8	1,719.3
Currency translation	(26.2)	(33.4)	(59.6)
Balance at December 31, 2024	$656.3	$1,003.4	$1,659.7

43 AVIENT CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(234.9)	$(0.4)	$490.9
Patents, technology and other	847.0	(255.8)	(6.1)	585.1
Indefinite-lived trade names	362.8	—	11.6	374.4
Total	$1,936.0	$(490.7)	$5.1	$1,450.4

	As of December 31, 2023
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(199.8)	$20.0	$546.4
Patents, technology and other	841.8	(213.1)	22.5	651.2
Indefinite-lived trade names	368.0	—	25.2	393.2
Total	$1,936.0	$(412.9)	$67.7	$1,590.8

Amortization of finite-lived intangible assets included in continuing operations for the years ended December 31, 2024, 2023 and 2022 was $77.8 million, $79.8 million and $63.6 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2025	2026	2027	2028	2029
Expected amortization expense	$77.8	$77.1	$75.0	$74.3	$73.9

Note 4 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $70.0 million of charges in connection with the restructuring plan. As of December 31, 2024, $62.3 million had been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2022	$7.5	$0.6	$8.1
Restructuring charges	30.8	2.1	32.9
Payments, utilization and translation	(4.0)	(0.3)	(4.3)
Balance at December 31, 2022	$34.3	$2.4	$36.7
Restructuring charges	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1
Restructuring charges	0.4	1.6	2.0
Payments, utilization and translation	(23.3)	(1.6)	(24.9)
Balance at December 31, 2024	$7.4	$0.8	$8.2
Additional charges, primarily personnel reductions, taken throughout 2023 due to slowing global demand resulted in costs of $18.3 million recorded. Cash payments of $14.2 million were made in relation to these reductions throughout 2023.
44 AVIENT CORPORATION

Total restructuring costs included in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 are shown in the table below, and are primarily associated with the Clariant Color integration.

(In millions)	2024	2023	2022
Cost of goods sold	$(1.0)	$11.9	$31.1
Selling and administrative expenses	5.5	14.5	7.0
Total employee separation and restructuring charges	$4.5	$26.4	$38.1
Note 5 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	15.5	705.2	7.30%
7.125% senior notes due 2030	725.0	7.5	717.5	7.125%
6.250% senior notes due 2031	650.0	9.2	640.8	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	32.2	2,067.0
Less short-term and current portion of long-term debt	7.7	—	7.7
Total long-term debt, net of current portion	$2,091.5	$32.2	$2,059.3

As of December 31, 2023 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	727.9	18.9	709.0	7.88%
5.750% senior notes due 2025	650.0	2.8	647.2	5.75%
7.125% senior notes due 2030	725.0	8.8	716.2	7.125%
Other Debt	7.6	—	7.6
Total Debt	2,110.5	30.5	2,080.0
Less short-term and current portion of long-term debt	9.5	—	9.5
Total long-term debt, net of current portion	$2,101.0	$30.5	$2,070.5
On April 9, 2024, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the Term Loan Amendment). The Term Loan Amendment reduced the interest rates per annum by 50 basis points, which are now either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 2.00%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 1.00%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.
On September 19, 2024, the Company completed the issuance of $650.0 million aggregate principal amount of 6.250% Senior Notes which will mature on November 1, 2031 (the 2031 Notes). The Company received proceeds of $641.9 million, net of financing costs, related to the issuance. Interest on the 2031 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2025. The 2031 Notes were sold in a private offering and are senior unsecured obligations of the Company.
Proceeds from the 2031 Notes and cash on hand were used to fully redeem the $650.0 million aggregate principal amount outstanding of the Company's 5.750% Senior Notes due May 15, 2025. The notes were redeemed at a redemption price equal to 100.0% of the principal amount.
45 AVIENT CORPORATION

The Company maintains a senior secured revolving credit facility (the Revolving Credit Facility), which matures on October 26, 2026 and provides a maximum borrowing facility size of $500.0 million, subject to a borrowing base with advances against certain U.S. and international accounts receivable, inventory and other assets as specified in the agreement. As of December 31, 2024, we had no borrowings outstanding under our Revolving Credit Facility, which had remaining availability of $211.4 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2024, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at December 31, 2024 and 2023 was $2,083.3 million and $2,113.7 million, respectively, compared to carrying values of $2,067.0 million and $2,080.0 million as of December 31, 2024 and 2023, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2025	$7.7
2026	7.7
2027	7.6
2028	7.7
2029	692.0
Thereafter	1,376.5
Aggregate maturities	$2,099.2
Included in Interest expense, net for the years ended December 31, 2024, 2023 and 2022 was interest income of $50.1 million, $49.8 million, and $34.0 million, respectively. Total interest paid on debt, net of the impact of hedging (see Note 15, Derivatives and Hedging), was $85.2 million in 2024, $106.3 million in 2023 and $69.4 million in 2022.
Note 6 — LEASING ARRANGEMENTS
We lease certain manufacturing facilities, warehouse space, machinery and equipment, vehicles and information technology equipment under operating leases. The majority of our leases are operating leases. Finance leases are immaterial to our consolidated financial statements. Operating lease assets and obligations are reflected within Operating lease assets, net, Accrued expenses and other current liabilities, and Other non-current liabilities, respectively.
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost from continued operations recognized within our Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In millions)	2024	2023	2022
Cost of sales	$20.8	$19.7	$18.8
Selling and administrative expense	11.2	11.6	10.1
Total operating lease cost	$32.0	$31.4	$28.9

46 AVIENT CORPORATION

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of both December 31, 2024 and 2023 was 5.6 years. The non-cash net increase in operating lease liabilities was $37.3 million, $18.1 million and $13.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.
The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2024 and 2023 were 6.0% and 5.0%, respectively.
Maturities of lease liabilities at December 31, 2024 are as follows:

(In millions)	2024
2025	$22.6
2026	18.8
2027	15.5
2028	10.0
2029	5.8
Thereafter	28.4
Total	$101.1
Less amount of lease payment representing interest	(19.4)
Total present value of lease payments	$81.7
Note 7 — INVENTORIES, NET
Components of Inventories, net as of December 31, 2024 and 2023 are as follows:

(In millions)	2024	2023
Finished products	$159.2	$166.0
Work in process	21.0	19.8
Raw materials and supplies	166.6	161.2
Inventories, net	$346.8	$347.0
Inventory reserves totaled $36.3 million and $34.5 million at December 31, 2024 and 2023, respectively, and are included within the table above.
Note 8 — PROPERTY, NET
Components of Property, net as of December 31, 2024 and 2023 are as follows:

(In millions)	2024	2023
Land and land improvements	$93.9	$98.5
Buildings	438.3	439.8
Machinery and equipment	1,291.6	1,381.1
Property, gross	1,823.8	1,919.4
Less accumulated depreciation	(868.5)	(890.5)
Property, net	$955.3	$1,028.9
Depreciation expense, including accelerated depreciation associated with restructuring actions, from continuing operations was $101.9 million in 2024, $109.0 million in 2023 and $98.9 million in 2022.
47 AVIENT CORPORATION

Note 9 — OTHER BALANCE SHEET LIABILITIES
Other current and non-current liabilities as of December 31, 2024 and 2023 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
(In millions)	2024	2023	2024	2023
Employment costs	$147.9	$119.8	$15.7	$12.6
Deferred compensation	—	—	16.3	31.7
Restructuring costs	10.1	35.0	—	—
Environmental liabilities	16.2	32.1	129.8	125.1
Accrued taxes	48.1	45.5	—	—
Pension and other post-retirement benefits	6.2	5.6	58.0	67.2
Accrued interest	44.1	33.6	—	—
Dividends payable	24.7	23.5	—	—
Unrecognized tax benefits	6.5	3.0	9.6	16.4
Derivatives	—	—	104.7	199.1
Operating lease obligations	18.2	16.6	63.5	43.2
Other	9.0	17.1	8.1	9.5
Total	$331.0	$331.8	$405.7	$504.8
Note 10 — EMPLOYEE BENEFIT PLANS
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

	Pension Benefits		Health Care Benefits
(In millions)	2024	2023	2024	2023
Change in benefit obligation:
Projected benefit obligation - beginning of year	$423.8	$433.8	$4.4	$5.9
Service cost	2.7	3.1	—	—
Interest cost	18.2	19.6	0.2	0.3
Actuarial (gain) / loss	(9.1)	9.2	(0.7)	(1.0)
Benefits paid	(39.1)	(44.8)	(0.4)	(0.9)
Other	(4.8)	2.9	(0.1)	0.1
Projected benefit obligation - end of year	391.7	423.8	3.4	4.4
Projected salary increases	(5.5)	(6.5)	—	—
Accumulated benefit obligation	$386.2	$417.3	$3.4	$4.4
Change in plan assets:
Plan assets - beginning of year	$400.5	$396.6	$—	$—
Actual return on plan assets	17.9	37.7	—	—
Company contributions	7.0	9.1	0.4	0.9
Benefits paid	(39.1)	(44.8)	(0.4)	(0.9)
Other	0.2	1.9	—	—
Plan assets - end of year	$386.5	$400.5	$—	$—
Unfunded status at end of year	$(5.2)	$(23.3)	$(3.4)	$(4.4)

48 AVIENT CORPORATION

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2024	2023	2024	2023
Non-current assets	$55.5	$45.1	$—	$—
Accrued expenses and other liabilities	5.7	5.1	0.4	0.5
Other non-current liabilities	55.0	63.3	3.0	3.9
As of December 31, 2024 and 2023, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits		Health Care Benefits
(In millions)	2024	2023	2024	2023
Projected benefit obligation	$88.7	$92.9	$3.4	$4.4
Fair value of plan assets	25.2	24.5	—	—

Accumulated benefit obligation	81.2	86.6	3.4	4.4
Fair value of plan assets	22.7	23.8	—	—
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Health Care Benefits
	2024	2023	2024	2023
Discount rate	4.9%	4.5%	5.1%	4.9%
The following table summarizes the components of net periodic benefit cost or gain that was recognized during each of the years in the three-year period ended December 31, 2024.

	Pension Benefits			Health Care Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$2.7	$3.1	$4.1	$—	$—	$—
Interest cost	18.2	19.6	14.1	0.2	0.3	0.4
Expected return on plan assets	(24.1)	(25.5)	(22.4)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—	(6.3)	—
Mark-to-market actuarial net (gains) losses	(2.9)	(2.8)	31.4	(0.7)	(1.0)	(2.9)
Net periodic (income) cost	$(6.2)	$(5.7)	$27.2	$(0.5)	$(7.0)	$(2.4)

In 2022, we recognized a $28.5 million mark-to-market loss that was primarily the result of actual asset returns that were lower than our expected return on plan assets. Partially offsetting the lower asset returns was an increase in our year end discount rate from 2.7% to 4.7%.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Health Care Benefits
	2024	2023	2022	2024	2023	2022
Discount rate*	4.5%	4.7%	2.7%	4.9%	5.2%	2.9%
Expected long-term return on plan assets*	6.3%	6.7%	4.4%	—	—	—
*The mark-to-market component of net periodic costs is determined based on discount rates as of year-end and actual asset returns during the year.
The expected long-term rate of return on pension assets was determined after considering the forward looking long-term asset returns by asset category and the expected investment portfolio mix.
49 AVIENT CORPORATION

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
The fair values of pension plan assets at December 31, 2024 and 2023, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2024
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$4.6	$—	$—	$4.6
Bonds and notes	46.9	—	—	46.9
Global equity	8.5	—	—	8.5
Other	—	4.1	16.2	20.3
Total	$60.0	$4.1	$16.2	$80.3

Investments measured at NAV:
Common collective funds:
United States equity				42.3
International equity				25.5
Fixed income				238.4
Total common collective funds				$306.2

Total investments at fair value				$386.5

	Fair Value of Plan Assets at December 31, 2023
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.9	$—	$—	$3.9
Bonds and notes	52.8	—	—	52.8
Global equity	8.7	—	—	8.7
Other	—	3.1	15.3	18.4
Total	$65.4	$3.1	$15.3	$83.8

Investments measured at NAV:
Common collective funds:
United States equity				43.8
International equity				44.0
Global equity				21.9
Fixed income				207.0
Total common collective funds				$316.7

Total investments at fair value				$400.5

50 AVIENT CORPORATION

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
The estimated future benefit payments for our pension and health care plans are as follows:

(In millions)	Pension Benefits	Health Care Benefits
2025	$39.2	$0.4
2026	37.5	0.4
2027	35.9	0.4
2028	35.8	0.3
2029	36.0	0.3
2030 through 2034	154.7	1.2
We currently estimate that employer contributions will be $7.5 million to all qualified and non-qualified pension plans and $0.4 million to all healthcare benefit plans in 2025.
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
Following are our contributions to the RSP:

(In millions)	2024	2023	2022
Retirement savings match	$11.8	$11.9	$12.7

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
51 AVIENT CORPORATION

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
In 2023, the Company recognized charges of $20.6 million associated with the completion of certain remedial action activities at the site. Further, the Company received construction bids based on an interim design for the largest component of remedial action at Calvert City, the construction of a barrier wall around the site, which began in 2024. These construction cost updates resulted in an additional charge of $36.2 million in 2023. In 2024, the Company finalized the design and construction estimates for one phase of the barrier wall, as well as an updated remedial action timeline at the site, which resulted in charges of $19.8 million. Construction of the initial barrier wall section began in 2024 and was substantially complete as of December 31, 2024. The remaining wall designs and construction are expected to be completed in phases between 2025 and 2028. As the Company completes further design work and begins construction on the remaining sections of the barrier wall, the Company will update its accrual, which was $137.7 million as of December 31, 2024 for any new information as it becomes available.
Total environmental accruals of $146.0 million and $157.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Consolidated Statements of Income. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2024	2023	2022
Balance at beginning of the year	$157.2	$118.3	$124.5
Environmental expenses	35.0	69.6	24.1
Net cash payments	(46.1)	(30.7)	(30.2)
Currency translation and other	(0.1)	—	(0.1)
Balance at the end of year	$146.0	$157.2	$118.3
The environmental expenses noted in the table above, primarily related to the ongoing remedial action at Calvert City, are included in Cost of sales within the Consolidated Statements of Income.
In 2024, Avient recognized a gain of $34.7 million associated with insurance recoveries for previously incurred losses at the Calvert City site. This gain is included in Cost of sales within the Consolidated Statements of Income. We received $0.7 million of cash associated with these insurance recoveries in the fourth quarter of 2024, while $34.0 million is expected to be received in the first quarter of 2025. Further insurance recoveries related to remedial activities at the Calvert City site are expected to be immaterial. We received insurance recoveries of $1.7 million and $8.3 million in 2023 and 2022, respectively.
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
52 AVIENT CORPORATION

Note 12 — INCOME TAXES
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
In January 2019, the Organization for Economic Co-operation and Development (OECD) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two "pillars." Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion ("GloBe") Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis for companies with revenue above €750 million. Certain jurisdictions enacted legislation to adopt GloBE rules with effective dates beginning in 2024. As a result of the transition rules, Avient does not expect there to be a material impact to its financial statements. The Company will continue to monitor legislative and regulatory developments in this area.
Income from continuing operations, before income taxes is summarized below based on the geographic location of the operation to which such earnings are attributable.
Income (loss) from continuing operations, before income taxes consists of the following:

(In millions)	2024	2023	2022
Domestic	$(25.3)	$(2.7)	$(82.4)
International	250.1	90.0	146.2
Income from continuing operations, before income taxes	$224.8	$87.3	$63.8
A summary of income tax expense (benefit) from continuing operations is as follows:

(In millions)	2024	2023	2022
Current income tax expense (benefit):
Domestic	$7.5	$18.5	$(76.2)
International	70.4	53.8	56.4
Total current income tax expense (benefit)	$77.9	$72.3	$(19.8)
Deferred income tax expense (benefit):
Domestic	$(11.4)	$(35.8)	$2.6
International	(12.4)	(25.5)	(2.1)
Total deferred income tax (benefit) expense	$(23.8)	$(61.3)	$0.5
Total income tax expense (benefit)	$54.1	$11.0	$(19.3)

53 AVIENT CORPORATION

A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate from continuing operations along with a description of significant reconciling items is included below for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%

International tax rate differential:
Asia	0.4	0.9	1.1
Europe	(0.8)	(5.2)	(12.4)
North and South America	2.1	4.5	5.9
Total international tax rate differential	1.7	0.2	(5.5)

Net tax on GILTI and Subpart F Income	(0.5)	2.2	5.9
International tax on certain current and prior year earnings	1.6	3.9	0.2
Non-deductible interest	0.4	5.3	2.9
Research and development credit	(1.7)	(3.7)	(5.0)
Capital losses	—	(5.4)	(88.1)
State and local tax, net	(0.7)	(2.3)	(4.0)
International permanent items	0.7	(7.5)	12.1
U.S. permanent items	2.1	2.5	1.9
Net impact of uncertain tax positions	(1.1)	(5.3)	12.9
Changes in valuation allowances	—	3.6	15.4
Other	0.6	(1.9)	0.1
Effective income tax rate	24.1%	12.6%	(30.2)%
The effective tax rates for all periods differed from the applicable U.S. federal income tax rate as a result of permanent items, state and local income taxes, differences in international tax rates and certain other items. Permanent items primarily consist of income or expense not taxable or deductible. Significant items impacting the effective income tax rate are described below.
2024 Significant items
The consolidated effective income tax rate from continuing operations was 24.1%, which was higher than the U.S. federal rate of 21%. This higher rate was primarily driven by U.S. permanent items of 2.1%, international rate differential of 1.7% and tax associated with foreign income repatriation of 1.6%. These items were partially offset by credits associated with research and development of 1.7% and changes in uncertain tax position which resulted in a net benefit of 1.1%.
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

54 AVIENT CORPORATION

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
Components of our deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

(In millions)	2024	2023
Deferred tax assets:
Employment costs	22.0	21.4
Environmental accruals	35.5	38.5
Net operating loss carryforwards	60.8	66.0
Operating leases	9.5	7.8
Research and development	53.0	45.8
Capitalized and carryforward interest	78.5	48.7
Financial Derivatives	4.5	48.3
Other	32.7	52.2
Gross deferred tax assets	$296.5	$328.7
Valuation allowances	(30.3)	(39.6)
Total deferred tax assets, net of valuation allowances	$266.2	$289.1

Deferred tax liabilities:
Property, plant and equipment	$(100.4)	$(101.3)
Goodwill and intangibles	(318.5)	(351.2)
Operating leases	(9.7)	(7.6)
Other	(16.7)	(18.3)
Total deferred tax liabilities	$(445.3)	$(478.4)

Net deferred tax liabilities	$(179.1)	$(189.3)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$81.3	$92.3
Non-current deferred income tax liabilities	$(260.4)	$(281.6)

As of December 31, 2024, we had gross state net operating loss carryforwards of $66.6 million that expire between 2025 and 2038 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $225.7 million that expire between 2025 and 2041 or that have indefinite carryforward periods.
As of December 31, 2024, no tax provision has been made on approximately $93.1 million of undistributed earnings of certain non-U.S. subsidiaries as these amounts continue to be indefinitely reinvested consistent with our policy. The cash that is permanently reinvested is typically used for operations. It is not practical to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings. Tax on certain foreign earnings as of December 31, 2024 and 2023 included in the Other deferred tax liabilities line in the table above are $9.7 million and $9.2 million, respectively.
We made worldwide income tax payments of $74.2 million, $156.4 million and $109.7 million in 2024, 2023, and 2022, respectively. We received refunds of $8.3 million, $5.2 million and $29.4 million in 2024, 2023, and 2022, respectively.
55 AVIENT CORPORATION

A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2024	2023	2022
Balance as of January 1,	$16.9	$25.4	$19.8
Increases as a result of positions taken during current year	0.3	1.9	10.6
Increases as a result of positions taken for prior years	0.7	0.4	0.4
Reductions for tax positions of prior years	(0.6)	(10.7)	(4.3)
Decreases as a result of lapse of statute of limitations	(3.2)	(0.6)	(0.6)
Other, net	(0.5)	0.5	(0.5)
Balance as of December 31,	$13.6	$16.9	$25.4

We recognize interest and penalties related to uncertain tax positions in the tax provision. We had $2.5 million accrued as of December 31, 2024 and 2023.
Expected tax settlements during the next twelve months are expected to be a benefit of $5.8 million to our unrecognized tax positions. If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $13.6 million.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax liability associated with the Notice is $23.8 million. We disagree with the Notice and will vigorously contest it by filing a petition in U.S. Tax Court in the first quarter of 2025. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of December 31, 2024, no income tax provision has been recorded related to this matter. An unfavorable resolution in U.S. Tax Court could result in cash tax payments, plus interest, and adversely impact the effective tax rate. With limited exceptions, we are no longer subject to U.S. federal, state and international tax examinations for periods preceding 2021.
Note 13 — SHARE-BASED COMPENSATION
Share-based compensation cost recognized in the accompanying Consolidated Statements of Income includes compensation cost for share-based payment awards based on an estimated grant date fair value. Share-based compensation expense is based on awards expected to vest and therefore has been reduced for estimated forfeitures.
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
Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2024	2023	2022
Stock appreciation rights	$6.5	$6.1	$5.9
Performance shares	0.1	0.2	0.2
Restricted stock units	8.8	6.9	7.1
Total share-based compensation	$15.4	$13.2	$13.2
56 AVIENT CORPORATION

Stock Appreciation Rights
During the years ended December 31, 2024, 2023 and 2022, the total number of SARs granted was 0.5 million, 0.5 million and 0.4 million, respectively. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2024, 2023 and 2022 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and stock price target requirements, both of which must be achieved in order to vest. Forfeitures were estimated at 3% per year based on our historical experience.
The following is a summary of the weighted average assumptions related to the grants issued during 2024, 2023 and 2022:

	2024	2023	2022
Expected volatility	36.0%	35.0%	33.0%
Expected dividends	2.6%	2.3%	1.8%
Expected term (in years)	6.4	6.4	6.9
Risk-free rate	4.3%	3.8%	2.0%
Value of SARs granted	$12.36	$13.28	$14.91
A summary of SAR activity for 2024 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2024	2.5	$40.18	6.6	$9.2
Granted	0.5	39.27
Exercised	(0.4)	34.24
Forfeited or expired	(0.1)	44.38
Outstanding as of December 31, 2024	2.5	$40.93	6.6	$6.2
Vested and exercisable as of December 31, 2024	1.3	$37.59	5.2	$5.5
The total intrinsic value of SARs exercised during 2024, 2023 and 2022 was $5.6 million, $0.7 million and $2.4 million, respectively. As of December 31, 2024, there was $3.1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 23 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met.
During 2024, 2023 and 2022, the total number of RSUs granted were 0.2 million, 0.3 million and 0.2 million, respectively. In 2024, 0.2 million RSUs vested. These RSUs, which generally vest on the third anniversary of the grant date, were granted to executives and other key employees. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2024, 0.6 million RSUs remain unvested with a weighted-average grant date fair value of $42.65. Unrecognized compensation cost for RSUs at December 31, 2024 was $11.3 million, which is expected to be recognized over the weighted average remaining vesting period of 24 months.

57 AVIENT CORPORATION

Note 14 — SEGMENT INFORMATION
Operating segments are components of the Company about which separate financial information is available and evaluated on a regular basis by the chief operating decision maker (CODM), which is the Company's chief executive officer, for the purpose of allocating resources and assessing performance. The Company's primary segment performance measure is operating income. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, environmental remediation obligations and associated recoveries, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
Segment assets are primarily customer receivables, inventories, net property, plant and equipment, intangible assets and goodwill. Corporate assets and liabilities primarily include cash, debt, pension and other employee benefits, environmental liabilities, and other unallocated corporate assets and liabilities. The accounting policies of each segment are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. The following is a description of each reportable segment.
Color, Additives and Inks
Color, Additives and Inks is a leading innovator of specialized custom color and additive concentrates in solid and liquid form for thermoplastics, dispersions for thermosets, as well as specialty inks. Color and additive solutions include an innovative array of colors, special effects and performance-enhancing and sustainable solutions. When combined with polymer resins, our solutions help customers achieve differentiated specialized colors and effects targeted at the demands of today’s highly design-oriented consumer and industrial end markets. Our additive concentrates encompass a wide variety of performance and process enhancing characteristics and are commonly categorized by the function that they perform, including UV light stabilization and blocking, antimicrobial, anti-static, blowing or foaming, antioxidant, lubricant, oxygen and visible light blocking and productivity enhancement. Of growing importance is our portfolio of additives that enable our customers to achieve their sustainability goals, regarding improved recyclability, reduced energy use, light weighting, and renewable energy applications. Our colorant and additives concentrates are used in a broad range of polymers, including those used in medical and pharmaceutical devices, food packaging, personal care and cosmetics, transportation, building products, wire and cable markets. We also provide custom-formulated liquid systems that meet a variety of customer needs and chemistries, including polyester, vinyl, natural rubber and latex, polyurethane and silicone. Our offerings also include proprietary inks and latexes for diversified markets such as recreational and athletic apparel, construction and filtration, outdoor furniture and healthcare. Our liquid polymer coatings and additives are largely based on vinyl and are used in a variety of markets, including consumer, packaging, healthcare, industrial, transportation, building and construction, wire and cable, textiles and appliances. Color, Additives and Inks has manufacturing, sales and service facilities located throughout North America, South America, Asia, Europe, Middle East, and Africa.
Specialty Engineered Materials
Specialty Engineered Materials is a leading innovator of specialty polymer materials, services and solutions for designers, assemblers and processors of thermoplastic materials across a wide variety of markets and end-use applications. Our product portfolio, which we believe to be one of the most diverse in our industry, includes specialty formulated high-performance polymer materials that are manufactured using thermoplastic resins and elastomers, which are then combined with advanced polymer additives, reinforcement, filler, colorant and/or biomaterial technologies. We also have what we believe is the broadest composite platform of solutions, which include a full range of thermoset and thermoplastic composites, reinforced with glass, carbon, aramid, and ultrahigh molecular weight polyethylene fibers. These solutions meet a wide variety of unique customer requirements, in particular light weighting. Our technical and market expertise enables us to expand the performance range and structural properties of traditional engineering-grade thermoplastic resins to meet evolving customer needs in a variety of markets, including defense, consumer, industrial, transportation, energy, building and construction and healthcare. Specialty Engineered Materials has manufacturing, sales and service facilities located throughout North America, Europe, and Asia. Our product development and application reach is further enhanced by the capabilities of our Innovation Centers in the United States, Germany, The Netherlands and China, which produce and evaluate prototype and sample parts to help assess end-use performance and guide product development. Our manufacturing capabilities are targeted at meeting our customers’ demand for speed, flexibility and critical quality.
58 AVIENT CORPORATION

Financial information by reportable segment is as follows:

(In millions) Year Ended December 31, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,046.5	$1,196.8	$(2.9)	$3,240.4
Cost of sales	1,365.4	821.9	(3.6)	2,183.7
Selling and administrative expense	384.9	207.7	134.8	727.4
Operating income	296.2	167.2	(134.1)	329.3
Interest expense, net				(105.6)
Other income				1.1
Income from continuing operations before income taxes				$224.8

Other disclosures:
Depreciation and amortization	$87.5	$82.1	$10.1	$179.7
Capital expenditures	33.6	48.7	39.6	121.9
Total assets	2,574.2	2,452.3	784.6	5,811.1

Year Ended December 31, 2023	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,007.4	$1,138.2	$(2.8)	$3,142.8
Cost of sales	1,376.2	796.4	77.7	2,250.3
Selling and administrative expense	371.3	199.3	125.1	695.7
Operating income	259.9	142.5	(205.6)	196.8
Interest expense, net				(115.3)
Other income				5.8
Income from continuing operations before income taxes				$87.3

Other disclosures:
Depreciation and amortization	$98.3	$81.5	$9.0	$188.8
Capital expenditures	21.4	50.1	47.9	119.4
Total assets	2,657.2	2,532.6	778.7	5,968.5

Year Ended December 31, 2022	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,355.0	$1,044.4	$(2.5)	$3,396.9
Cost of sales	1,673.7	760.7	79.8	2,514.2
Selling and administrative expense	380.3	143.6	115.5	639.4
Operating income	301.0	140.1	(197.8)	243.3
Interest expense, net				(119.8)
Other expense				(59.7)
Income from continuing operations before income taxes				$63.8

Other disclosures:
Depreciation and amortization	$101.3	$48.7	$12.5	$162.5
Capital expenditures	41.3	37.4	26.4	105.1
59 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and property based on the geographic areas where the sales originated and where the assets are located, in addition to other relevant financial information by reportable segment:

(In millions)	2024	2023	2022
Sales:
United States and Canada	$1,336.3	$1,271.2	$1,372.9
Latin America	180.1	167.5	180.1
EMEA	1,154.2	1,151.9	1,213.1
Asia	569.8	552.2	630.8
Total Sales	$3,240.4	$3,142.8	$3,396.9

Property, net:
United States and Canada	$449.8	$506.4
Latin America	25.4	29.4
EMEA	306.5	311.5
Asia	173.6	181.6
Total Property, net	$955.3	$1,028.9

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
Net Investment Hedge
As a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we have executed cross-currency swaps, in which we pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars.
As of December 31, 2023, we held cross-currency swaps with a combined notional amount of €1,467.2 million, maturing in May 2025 and €900.0 million maturing in August 2027. In November 2024, the Company completed a transaction to effectively amend and extend the cross-currency swaps maturing in May 2025. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreements with notional amounts of €538.1 million, €464.2 million and €464.9 million, maturing in November 2026, January 2028 and January 2029, respectively.
In November 2024, the Company also entered into an additional cross-currency swap agreement to further hedge its net investment in its European operations. This additional agreement has a combined notional amount of €161.9 million and €46.3 million, maturing in November 2026 and January 2028, respectively.
We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended December 31, 2024 and 2023, a gain of $77.3 million and a loss of $96.1 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
60 AVIENT CORPORATION

These cross-currency swaps effectively convert a portion of our U.S. dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. Included in Interest expense, net within the Consolidated Statements of Income are benefits of $38.4 million, $38.8 million and $30.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to net interest payments received from counterparties. We received cash proceeds of $132.1 million related to the settlement of prior cross-currency swap positions during the year ended December 31, 2022.
Derivatives Not Initially Designated for Hedge Accounting
On April 20, 2022, we executed forward starting cross-currency swaps, pursuant to which we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars with a combined notional amount of €900.0 million, as a means of mitigating the impact of currency fluctuations on our future Euro investments in foreign entities related to the APM Acquisition. Additionally, we entered into foreign currency forward contracts with an aggregate notional amount of €350 million, to mitigate the impact of currency fluctuations on the euro-denominated purchase price for the APM Acquisition. In conjunction with the closing of the APM Acquisition, we completed the initial exchange of U.S. dollars for euros as part of the cross-currency swaps and designated these instruments as a net investment hedge of the acquired Euro net assets of APM. Changes in the fair value of the cross-currency swaps prior to the hedging designation as well as the foreign exchange forward contracts were recorded in earnings directly. Beginning September 1, 2022, changes in the fair value of these instruments are recognized in AOCI. The amount of expense recognized within Other income, net in our Consolidated Statements of Income was $37.3 million for the year ended December 31, 2022, which resulted in a $38.8 million cash payment during 2022.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets as of December 31, 2024 and 2023 is as follows:

(In millions)	Balance Sheet Location	2024	2023
Assets
Cross-currency Swaps (Net Investment Hedge)	Other non-current assets	$6.1	$—
Liabilities
Cross-currency Swaps (Net Investment Hedge)	Other non-current liabilities	$104.7	$199.1
Note 16 — SUBSEQUENT EVENTS
In the first quarter of 2025, the Company completed a review of the cloud-based enterprise resource planning system, S/4HANA, including updated project timelines, cost incurred to date, required internal resources and expected costs to complete the initial site implementations, and the evolution of options that could provide better returns for shareholders. As a result of this review, the Company determined it would cease the ongoing development of S/4HANA and re-allocate capital to other projects which will support the Company’s new strategy.
As a result of this decision, the Company will recognize a non-cash, pre-tax impairment charge of approximately $71 million, associated with capitalized implementation costs. As of December 31, 2024, the Company had $69.9 million capitalized within Other non-current assets on its Consolidated Balance Sheets. The Company will also recognize pre-tax charges of approximately $15 million associated with unpaid contractual obligations for hosting fees within its Consolidated Statements of Income in the first quarter of 2025.
61 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2024. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2024, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 30 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2024.
62 AVIENT CORPORATION

Subsequent Events
In the first quarter of 2025, the Company completed a review of the cloud-based enterprise resource planning system, S/4HANA, including updated project timelines, cost incurred to date, required internal resources and expected costs to complete the initial site implementations, and the evolution of options that could provide better returns for shareholders. As a result of this review, the Company determined it would cease the ongoing development of S/4HANA and re-allocate capital to other projects which will support the Company’s new strategy as noted in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business and Key Trends."
As a result of this decision, the Company will recognize a non-cash, pre-tax impairment charge of approximately $71 million, associated with capitalized implementation costs. The Company will also recognize pre-tax charges of approximately $15 million associated with unpaid contractual obligations for hosting fees within its Consolidated Statements of Income in the first quarter of 2025.
Departure of Directors or Certain Officers
On February 21, 2025, Joel R. Rathbun, Senior Vice President, Mergers & Acquisitions, will be leaving the Company. Mr. Rathbun's employment will terminate due to the Company’s strategic direction, which no longer requires this officer position. In connection with the cessation of Mr. Rathbun’s employment with the Company he will receive (in exchange for a release of claims and continued compliance with applicable restrictive covenants) the compensation and benefits that the Company is obligated to provide him under its existing severance arrangements for a termination without cause. Further, in recognition of his contributions to the Company, and in exchange for an extension of Mr. Rathbun’s post-employment non-competition and non-solicitation covenants for an additional year, plus his commitment to provide consulting support, the Compensation Committee of the Board of Directors approved pro-rata continued vesting of his outstanding restricted stock unit awards, in accordance with the other terms of such awards, upon his departure.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
63 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, and Avient's insider trading policies and procedures is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2025 Annual Meeting of Shareholders (2025 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2025 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2025 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	3,092,061	$40.93	2,769,611
Equity compensation plans not approved by security holders	—	—	—
Total	3,092,061	$40.93	2,769,611
(1) This amount represents shares of common stock underlying awards that have been granted under the terms of the PolyOne Corporation 2010 Equity and Performance Incentive Plan, the PolyOne Corporation 2017 Equity and Performance Incentive Plan, and the Amended 2020 Plan, including 2,500,029 shares issuable pursuant to outstanding stock appreciation rights (SARs) (assuming maximum achievement, so this aggregate reported number may overstate actual dilution) and 592,032 shares issuable pursuant to outstanding restricted stock unit (RSU) and performance share awards.
(2) Reflects the weighted-average exercise price of SARs, and does not take into account RSUs or performance shares, as such awards have no exercise price.
(3) Represents the number of shares of common stock remaining available for future awards (options, warrants, restricted stock, unrestricted stock, or performance shares) under the Amended 2020 Plan.
The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2025 Proxy Statement.
64 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

4.2
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
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 3, 2023, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, Avient Corporation, NEU Specialty Engineered Materials, LLC, Avient Canada ULC, and Avient S.a.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, SEC File No. 1-16091)

10.4
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.5
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-1 Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 16091)

10.6
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as the incremental term lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.7
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-2 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

65 AVIENT CORPORATION

10.8
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-3 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

10.9
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and SunTrust Bank, as the Additional Term B-4 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.10
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as the Additional Term B-5 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

10.11
Amendment Agreement No. 7, dated as of August 29, 2022, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, Citibank, N.A., as administrative agent, and the Term B-6 Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2022, SEC File No. 1-16091)

10.12
Amendment Agreement No. 8, dated August 16, 2023, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and Morgan Stanley Bank, N.A., as the Amendment No. 8 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2023, SEC File No. 1-16091)

10.13
Amendment Agreement No. 9, dated as of April 9, 2024, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as the administrative agent and as the Amendment No. 9 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, SEC File No. 1-16091)

10.14+
Amended and Restated Avient Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.15+**
First Amendment to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; and Amendment No. 3 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019; and Amendment No. 4 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 18, 2019

10.16+	Avient 2017 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2017, SEC File No. 1-16091)
10.17+
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
10.24+
Form of 2021 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

10.25+
Form of 2022 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, SEC File No. 1-16091)

10.26+
Form of 2023 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, SEC File No. 1-16091)

10.27+
Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023) (incorporated by reference to Appendix B to the Registrant's Definite Proxy Statement on Schedule 14A, filed March 29, 2023, SEC File No. 1-16091)

10.28+
Form of 2024 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, SEC File No. 1-16091)

10.29+**	Form of 2025 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023)
66 AVIENT CORPORATION

10.30+
Letter agreement, dated May 3, 2024, between Robert M. Patterson and Avient Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, SEC File No. 1-16091)

10.31+
Letter agreement, dated July 22, 2024, between Michael A. Garratt and Avient Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, SEC File No. 1-16091)

19.1**	Avient Corporation Securities Trading Policy
21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**
Certification of Ashish K. Khandpur, President, Chief Executive Officer and Board Member, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, President, Chief Executive Officer and Board Member
32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
97.1+
Avient Corporation Compensation Clawback Policy Effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, SEC File No. 1-16091)

101 .INS**	Inline XBRL Instance Document
101 .SCH**	Inline XBRL Taxonomy Extension Schema Document
101 .CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 .DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Furnished herewith.

**	Filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.
67 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIENT CORPORATION

February 18, 2025	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ASHISH K. KHANDPUR	President, Chief Executive Officer and Board Member (Principal Executive Officer)	February 18, 2025
Ashish K. Khandpur

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 18, 2025
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director (Non-Executive Chairman of Board)	February 18, 2025
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 18, 2025
Gregory J. Goff

/S/ NEIL GREEN	Director	February 18, 2025
Neil Green

/S/ WILLIAM R. JELLISON	Director	February 18, 2025
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 18, 2025
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 18, 2025
Kim Ann Mink

/S/ ERNEST NICOLAS	Director	February 18, 2025
Ernest Nicolas

/S/ KERRY J. PREETE	Director	February 18, 2025
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 18, 2025
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 18, 2025
William A. Wulfsohn

68 AVIENT CORPORATION