Form 10-Q
period 2025-03-31
AVIENT CORP
filed 2025-05-06
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2025 was 91,532,719.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Sales	$826.6	$829.0
Cost of sales	563.4	550.8
Gross margin	263.2	278.2
Selling and administrative expense	262.5	184.2
Operating income	0.7	94.0
Interest expense, net	(26.9)	(26.6)
Other expense, net	(0.4)	(0.9)
(Loss) income before income taxes	(26.6)	66.5
Income tax benefit (expense)	6.7	(16.8)
Net (loss) income	$(19.9)	$49.7
Net income attributable to noncontrolling interests	(0.3)	(0.3)
Net (loss) income attributable to Avient common shareholders	$(20.2)	$49.4

(Loss) earnings per share attributable to Avient common shareholders - Basic:	$(0.22)	$0.54
(Loss) earnings per share attributable to Avient common shareholders - Diluted:	$(0.22)	$0.54

Weighted-average shares used to compute (loss) earnings per common share:
Basic	91.5	91.2
Plus dilutive impact of share-based compensation	—	0.8
Diluted	91.5	92.0

Anti-dilutive shares not included in diluted common shares outstanding	2.5	1.1

Cash dividends declared per share of common stock	$0.2700	$0.2575
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(19.9)	$49.7
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	29.5	(25.9)
Total other comprehensive income (loss)	29.5	(25.9)
Total comprehensive income	9.6	23.8
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.3)
Comprehensive income attributable to Avient common shareholders	$9.3	$23.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$456.0	$544.5
Accounts receivable, net	489.6	399.5
Inventories, net	372.8	346.8
Other current assets	111.9	131.3
Total current assets	1,430.3	1,422.1
Property, net	951.8	955.3
Goodwill	1,684.0	1,659.7
Intangible assets, net	1,464.5	1,450.4
Other non-current assets	280.6	323.6
Total assets	$5,811.2	$5,811.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$7.8	$7.7
Accounts payable	422.2	417.4
Accrued expenses and other current liabilities	268.2	331.0
Total current liabilities	698.2	756.1
Non-current liabilities:
Long-term debt	2,061.3	2,059.3
Deferred income taxes	268.0	260.4
Other non-current liabilities	469.3	405.7
Total non-current liabilities	2,798.6	2,725.4

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,298.3	2,313.8
Noncontrolling interest	16.1	15.8
Total equity	2,314.4	2,329.6
Total liabilities and equity	$5,811.2	$5,811.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(19.9)	$49.7
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	45.3	44.3
Cloud-based enterprise resource planning system impairment	71.6	—
Share-based compensation expense	2.4	3.3
Changes in assets and liabilities:
Increase in accounts receivable	(83.7)	(81.9)
Increase in inventories	(20.3)	(12.3)
(Decrease) increase in accounts payable	(1.0)	1.7
Environmental insurance recovery	34.0	—
Decrease in incentive accruals	(53.1)	(16.8)
Accrued expenses and other assets and liabilities, net	(26.4)	(30.8)
Net cash used by operating activities	(51.1)	(42.8)

Investing activities
Capital expenditures	(12.5)	(24.4)
Proceeds from plant closures	—	2.0
Other investing activities	—	(2.1)
Net cash used by investing activities	(12.5)	(24.5)

Financing activities
Payments on long-term borrowings	—	(2.7)
Cash dividends paid	(24.7)	(23.5)
Other financing activities	(3.6)	(1.9)
Net cash used by financing activities	(28.3)	(28.1)
Effect of exchange rate changes on cash	3.4	(6.1)
Decrease in cash and cash equivalents	(88.5)	(101.5)
Cash and cash equivalents at beginning of year	544.5	545.8
Cash and cash equivalents at end of period	$456.0	$444.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2025.
Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted this standard for the year ended December 31, 2024, and interim periods thereafter, and applied retrospective changes to all periods presented in the condensed consolidated financial statements. The adoption of ASU 2023-07 impacted segment disclosures within Note 9, Segment Information.
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

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2025 and December 31, 2024 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2024	$656.3	$1,003.4	$1,659.7
Currency translation	14.6	9.7	24.3
Balance at March 31, 2025	$670.9	$1,013.1	$1,684.0

6 AVIENT CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(243.3)	$10.4	$493.3
Patents, technology and other	847.0	(266.7)	8.3	588.6
Indefinite-lived trade names	362.8	—	19.8	382.6
Total	$1,936.0	$(510.0)	$38.5	$1,464.5

	As of December 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(234.9)	$(0.4)	$490.9
Patents, technology and other	847.0	(255.8)	(6.1)	585.1
Indefinite-lived trade names	362.8	—	11.6	374.4
Total	$1,936.0	$(490.7)	$5.1	$1,450.4

Note 3 — RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Cloud-based Enterprise Resource Planning System Impairment and Other Related Charges
In the first quarter of 2025, the Company completed a review of its cloud-based enterprise resource planning system, S/4HANA, including updated project timelines, cost incurred to date, required internal resources and expected costs to complete the initial site implementations, and the evolution of options that could provide better returns for shareholders. As a result of this review, the Company determined it would cease the ongoing development of S/4HANA.
As a result of this decision, in the three months ended March 31, 2025, the Company recognized a non-cash, pre-tax impairment charge of $71.6 million associated with capitalized implementation costs. The Company also recognized pre-tax charges of $14.7 million associated with unpaid contractual obligations for hosting fees. Further, the Company recognized charges of $1.6 million associated to severance actions resulting from the decision to cease development of S/4HANA. These charges are included in Selling and administrative expense within the Condensed Consolidated Statements of Income.
Clariant Color Integration Restructuring Program
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $70.0 million of charges in connection with the restructuring plan. As of March 31, 2025, $62.3 million had been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$30.3	$0.8	$31.1
Restructuring charges	0.4	1.6	2.0
Payments, utilization and translation	(23.3)	(1.6)	(24.9)
Balance at December 31, 2024	$7.4	$0.8	$8.2
Payments, utilization and translation	(0.7)	(0.1)	(0.8)
Balance at March 31, 2025	$6.7	$0.7	$7.4
Other Restructuring Actions
In the three months ended March 31, 2025, the Company recognized charges of $7.6 million, primarily associated with the consolidation of two manufacturing sites and a technical center.

7 AVIENT CORPORATION

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2025	As of December 31, 2024
Finished products	$162.6	$159.2
Work in process	23.1	21.0
Raw materials and supplies	187.1	166.6
Inventories, net	$372.8	$346.8
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2025	As of December 31, 2024
Land and land improvements	$95.3	$93.9
Buildings	441.9	438.3
Machinery and equipment	1,307.5	1,291.6
Property, gross	1,844.7	1,823.8
Less accumulated depreciation	(892.9)	(868.5)
Property, net	$951.8	$955.3

Note 6 — INCOME TAXES
During the three months ended March 31, 2025, the Company's effective tax rate resulted in a benefit of 25.2% as a result of pre-tax loss in the first quarter of 2025. The pre-tax loss was driven by the Company's cloud-based enterprise resource planning system impairment. The 25.2% income tax benefit was higher than the U.S. federal rate of 21.0% primarily due to the state and local tax benefit of the pre-tax loss.
During the three months ended March 31, 2024, the Company's effective tax rate of 25.3% was above the U.S. federal rate of 21.0% primarily due to foreign withholding tax, tax on global intangible low-taxed income, non-deductible items, and an increase in foreign valuation allowances. These unfavorable items were partially offset by the U.S. research and development credit.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax liability associated with the Notice is $23.8 million plus estimated interest of $5.8 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an accuracy-related penalty of $4.8 million. The Company believes that the proposed penalty is also without merit, and we will contest the Notice and the penalty vigorously in Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of March 31, 2025, the Company has not recorded any income tax provision related to this matter. An unfavorable resolution in U.S. Tax Court would likely result in cash payment and adversely impact the effective tax rate.

8 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	14.0	706.7	6.27%
7.125% senior notes due 2030	725.0	7.2	717.8	7.125%
6.250% senior notes due 2031	650.0	8.9	641.1	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	30.1	2,069.1
Less short-term and current portion of long-term debt	7.8	—	7.8
Total long-term debt, net of current portion	$2,091.4	$30.1	$2,061.3

As of December 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	15.5	705.2	7.30%
7.125% senior notes due 2030	725.0	7.5	717.5	7.125%
6.250% senior notes due 2031	650.0	9.2	640.8	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	32.2	2,067.0
Less short-term and current portion of long-term debt	7.7	—	7.7
Total long-term debt, net of current portion	$2,091.5	$32.2	$2,059.3

On March 12, 2025, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the Term Loan Amendment). The Term Loan Amendment reduced the interest rate per annum by 25 basis points, which now is either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 1.75%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 0.75%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.
As of March 31, 2025, we had no borrowings outstanding under our senior secured revolving credit facility due 2026 (the Revolving Credit Facility), which had availability of $255.1 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2025, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2025 and December 31, 2024 was $2,080.9 million and $2,083.3 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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

9 AVIENT CORPORATION

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
We currently hold cross-currency swaps with a combined notional amount of €700.0 million maturing in November 2026, €900.0 million maturing in August 2027, €510.5 million maturing in January 2028 and €464.9 million maturing in January 2029. We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of these derivative instruments are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2025, a loss of $44.3 million was recognized within translation adjustments in AOCI, net of tax, compared to a gain of $35.3 million, net of tax, for the three months ended March 31, 2024. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $9.0 million for the three months ended March 31, 2025 and 2024, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of March 31, 2025	As of December 31, 2024
Assets
Cross-currency Swaps (Net Investment Hedge)	Other non-current assets	$0.4	$6.1
Liabilities
Cross-currency Swaps (Net Investment Hedge)	Other non-current liabilities	$158.8	$104.7

Note 9 — SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials.
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer, for purposes of allocating resources and assessing performance. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.

10 AVIENT CORPORATION

Financial information by reportable segment is as follows:

(In millions) Three Months Ended March 31, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$519.7	$308.4	$(1.5)	$826.6
Cost of sales	346.6	210.6	6.2	563.4
Selling and administrative expense	94.5	50.7	117.3	262.5
Operating income	$78.6	$47.1	$(125.0)	$0.7
Interest expense, net				(26.9)
Other expense, net				(0.4)
Loss before income taxes				$(26.6)

Other disclosures:
Depreciation and amortization	$21.7	$21.5	$2.1	$45.3
Capital expenditures	4.9	6.8	0.8	12.5

Three Months Ended March 31, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$515.3	$314.4	$(0.7)	$829.0
Cost of sales	344.1	207.4	(0.7)	550.8
Selling and administrative expense	96.4	53.6	34.2	184.2
Operating income	$74.8	$53.4	$(34.2)	$94.0
Interest expense, net				(26.6)
Other expense, net				(0.9)
Income before income taxes				$66.5

Other disclosures:
Depreciation and amortization	$21.9	$19.6	$2.8	$44.3
Capital expenditures	3.9	5.3	15.2	24.4

	Total Assets
(In millions)	As of March 31, 2025	As of December 31, 2024
Color, Additives and Inks	$2,627.2	$2,574.2
Specialty Engineered Materials	2,488.6	2,452.3
Corporate	695.4	784.6
Total assets	$5,811.2	$5,811.1
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

11 AVIENT CORPORATION

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
In 2023, the Company received construction bids based on an interim design for the largest component of remedial action at Calvert City, the construction of a barrier wall around the site. Construction of the initial barrier wall section began in 2024 and was substantially complete as of March 31, 2025. The remaining wall designs and construction are expected to be completed in phases through 2028. As the Company completes further design work and begins construction on the remaining sections of the barrier wall, the Company will update its accrual, which was $136.5 million as of March 31, 2025, for any new information as it becomes available.
Total environmental accruals of $144.7 million and $146.0 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three months ended March 31, 2025, Avient recognized costs of $4.9 million primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $4.0 million recognized during the three months ended March 31, 2024. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
We received $34.0 million of cash associated with Calvert City insurance recoveries in the first quarter of 2025. The associated gain was recognized in the fourth quarter of 2024. Further insurance recoveries, if any, related to remedial activities at the Calvert City site are expected to be immaterial.
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

12 AVIENT CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and silicone colorants. Headquartered in Avon Lake, Ohio, we have manufacturing sites, research and development facilities, design centers and warehouses around the globe. We provide value to our customers through our ability to link our knowledge of polymers and materials science with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of materials. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Results of Operations — The three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2025	2024	Change	% Change
Sales	$826.6	$829.0	$(2.4)	(0.3)%
Cost of sales	563.4	550.8	(12.6)	(2.3)%
Gross margin	263.2	278.2	(15.0)	(5.4)%
Selling and administrative expense	262.5	184.2	(78.3)	(42.5)%
Operating income	0.7	94.0	(93.3)	(99.3)%
Interest expense, net	(26.9)	(26.6)	(0.3)	(1.1)%
Other expense, net	(0.4)	(0.9)	0.5	nm
(Loss) income before income taxes	(26.6)	66.5	(93.1)	(140.0)%
Income tax benefit (expense)	6.7	(16.8)	23.5	nm
Net (loss) income	(19.9)	49.7	(69.6)	(140.0)%
Net income attributable to noncontrolling interests	(0.3)	(0.3)	—	nm
Net (loss) income attributable to Avient common shareholders	$(20.2)	$49.4	$(69.6)	(140.9)%

(Loss) earnings per share attributable to Avient common shareholders - Basic:	$(0.22)	$0.54
(Loss) earnings per share attributable to Avient common shareholders - Diluted:	$(0.22)	$0.54
nm - not meaningful
Sales
Sales decreased $2.4 million, or 0.3%, for the three months ended March 31, 2025. Unfavorable foreign currency impacts were 2.1%, while sales, excluding the impacts of foreign exchange, increased 1.8%. The sales increases were primarily within the packaging and healthcare end markets, partially offset by declines in the transportation and defense end markets.
Gross Margin
Gross margin as a percentage of sales was 31.8% for the three months ended March 31, 2025 compared to 33.6% for the three months ended March 31, 2024. This decrease was driven primarily by higher restructuring charges of $7.7 million and the mix impacts of lower defense sales.
Selling and administrative expense
Selling and administrative expense increased $78.3 million for the three months ended March 31, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, and charges of $14.7 million associated with unpaid contractual obligations for hosting fees. Offsetting these charges was lower compensation cost for the three months ended March 31, 2025 and unfavorable foreign currency impacts.

13 AVIENT CORPORATION

Interest expense, net
Interest expense, net increased $0.3 million for the three months ended March 31, 2025, primarily due to the write-off of unamortized issuance costs associated with refinancing our senior secured term loan in March 2025, partially offset by the benefit of reduced interest rates resulting from previous refinancing activity.
Income taxes
During the three months ended March 31, 2025, the Company’s effective tax rate resulted in a benefit of 25.2% versus an expense of 25.3% for the three months ended March 31, 2024. The income tax benefit was due to a pre-tax loss in the first quarter of 2025, which was driven by the Company's cloud-based enterprise resource planning system impairment. During the three months ended March 31, 2025, the 25.2% income tax benefit was higher than the U.S. federal rate of 21.0% due to the state and local tax benefit of the pre-tax loss. During the three months ended March 31, 2024, the Company's effective tax rate of 25.3% was above the U.S. federal rate of 21.0% primarily due to foreign withholding tax, tax on global intangible low-taxed income, non-deductible items, and an increase in foreign valuation allowances. These unfavorable items were partially offset by the U.S. research and development credit.
SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks; and (2) Specialty Engineered Materials.
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer, for purposes of allocating resources and assessing performance. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
Sales and Operating Income — The three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2025	2024	Change	% Change
Sales:
Color, Additives and Inks	$519.7	$515.3	$4.4	0.9%
Specialty Engineered Materials	308.4	314.4	(6.0)	(1.9)%
Corporate	(1.5)	(0.7)	(0.8)	114.3%
Total sales	$826.6	$829.0	$(2.4)	(0.3)%

Operating income:
Color, Additives and Inks	$78.6	$74.8	$3.8	5.1%
Specialty Engineered Materials	47.1	53.4	(6.3)	(11.8)%
Corporate	(125.0)	(34.2)	(90.8)	(265.5)%
Total operating income	$0.7	$94.0	$(93.3)	(99.3)%
Color, Additives and Inks
Sales increased $4.4 million, or 0.9%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Unfavorable foreign currency impacts were 2.4%, while sales, excluding the impacts foreign exchange, increased 3.3%. The sales increase was primarily within the packaging and building and construction end markets, partially offset by declines in the transportation end market.
Operating income increased $3.8 million, or 5.1%, in the three months ended March 31, 2025, primarily driven by increased sales and improved mix, which more than offset unfavorable foreign currency impacts.

14 AVIENT CORPORATION

Specialty Engineered Materials
Sales decreased $6.0 million, or 1.9%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Unfavorable foreign currency impacts were 1.5%, while sales, excluding the impacts of foreign exchange, decreased 0.4%. The sales decrease was primarily within the transportation and defense end markets, which more than offset an increase within the healthcare end market.
Operating income decreased $6.3 million, or 11.8%, for the three months ended March 31, 2025, primarily driven by the impacts of foreign exchange and lower sales along with unfavorable margin impact associated with lower defense sales.
Corporate
Corporate costs increased $90.8 million for the three months ended March 31, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, charges of $14.7 million associated with unpaid contractual obligations for hosting fees, and increased restructuring costs of $12.1 million. Partially offsetting these charges was lower compensation cost for the three months ended March 31, 2025
Liquidity and Capital Resources
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
The following table summarizes our liquidity as of March 31, 2025 and December 31, 2024:

(In millions)	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$456.0	$544.5
Revolving credit availability	255.1	211.4
Liquidity	$711.1	$755.9
As of March 31, 2025, approximately 71% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for 2025 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for 2025 include interest payments, cash taxes, dividend payments, environmental remediation payments and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024.
Operating Activities — Net cash used by operating activities increased $8.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven primarily by higher incentive compensation payments and increased working capital, partially offset by insurance proceeds of $34.0 million for previously incurred losses at the Calvert City site.
Investing Activities — Net cash used by investing activities during the three months ended March 31, 2025 and 2024 of $12.5 million and $24.5 million, respectively, primarily reflects the impact of capital expenditures.
Financing Activities — Net cash used by financing activities for the three months ended March 31, 2025 and 2024 of $28.3 million and $28.1 million, respectively, primarily reflects the impact of dividends paid.

15 AVIENT CORPORATION

Debt
As of March 31, 2025, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2025	$5.9
2026	7.7
2027	7.6
2028	7.7
2029	693.8
Thereafter	1,376.5
Aggregate maturities	$2,099.2
On March 12, 2025, the Company refinanced its senior secured term loan by amending the credit agreement governing such term loan (the Term Loan Amendment). The Term Loan Amendment reduced the interest rate per annum by 25 basis points, which now is either (i) Adjusted Term SOFR (as defined in the Term Loan Amendment) plus 1.75%, or (ii) a Base Rate (as defined in the Term Loan Amendment) plus 0.75%. The maturity date and other terms and conditions are substantially the same as the terms and conditions under the credit agreement immediately prior to the Term Loan Amendment.
As of March 31, 2025, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations and environmental remediation obligations. During the three months ended March 31, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation, geopolitical conflicts, tariffs and any recessionary conditions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 under Item 1A, “Risk Factors.”
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

17 AVIENT CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except for below, as of March 31, 2025, there have been no material changes to the risk factors that were previously disclosed.
Changes to foreign trade policy, including new or increased tariffs and changing import/export regulations, could adversely affect our operating results, and the impacts could be material.
Changes in foreign trade policy, regulatory or economic conditions or in laws governing international trade could materially adversely affect our business. The U.S. has instituted certain changes, and may propose additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on goods exported from the U.S. or imported into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as Canada, Mexico, China, and the European Union) where we conduct our business. Global trade disruption or significant introduction of trade barriers, together with any future downturns in the global economy, could further materially and adversely affect our financial performance.
As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing tariffs and trade sanctions. Such changes have the potential to adversely impact the global economy, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.

18 AVIENT CORPORATION

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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of March 31, 2025, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended March 31, 2025.

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
Amendment Agreement No. 10, dated as of March 12, 2025, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Term Loan Agreement, Citibank, N.A, as administrative agent, and Truist Bank, as the Amendment No. 10 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2025, SEC File No. 1-16091)

10.2**	Letter Agreement, dated February 11, 2025, between Joel R. Rathbun and Avient Corporation

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

May 6, 2025	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

21 AVIENT CORPORATION