Form 10-Q
period 2025-06-30
AVIENT CORP
filed 2025-08-01
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2025 was 91,540,567.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$866.5	$849.7	$1,693.1	$1,678.7
Cost of sales	588.6	592.1	1,152.0	1,142.9
Gross margin	277.9	257.6	541.1	535.8
Selling and administrative expense	181.8	185.1	444.3	369.3
Operating income	96.1	72.5	96.8	166.5
Interest expense, net	(24.7)	(26.6)	(51.6)	(53.2)
Other expense, net	(0.5)	(0.9)	(0.9)	(1.8)
Income before income taxes	70.9	45.0	44.3	111.5
Income tax expense	(17.4)	(11.2)	(10.7)	(28.0)
Net income	$53.5	$33.8	$33.6	$83.5
Net income attributable to noncontrolling interests	(0.9)	(0.2)	(1.2)	(0.5)
Net income attributable to Avient common shareholders	$52.6	$33.6	$32.4	$83.0

Earnings per share attributable to Avient common shareholders - Basic:	$0.57	$0.37	$0.35	$0.91
Earnings per share attributable to Avient common shareholders - Diluted:	$0.57	$0.36	$0.35	$0.90

Weighted-average shares used to compute earnings per common share:
Basic	91.5	91.3	91.5	91.3
Plus dilutive impact of share-based compensation	0.3	0.9	0.3	0.7
Diluted	91.8	92.2	91.8	92.0

Anti-dilutive share-based compensation awards	1.6	0.4	1.5	1.1

Cash dividends declared per share of common stock	$0.2700	$0.2575	$0.5400	$0.5150
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$53.5	$33.8	$33.6	$83.5
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	29.4	(18.5)	58.9	(44.4)
Total other comprehensive income (loss)	29.4	(18.5)	58.9	(44.4)
Total comprehensive income	82.9	15.3	92.5	39.1
Comprehensive income attributable to noncontrolling interests	(0.9)	(0.2)	(1.2)	(0.5)
Comprehensive income attributable to Avient common shareholders	$82.0	$15.1	$91.3	$38.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$474.5	$544.5
Accounts receivable, net	523.4	399.5
Inventories, net	387.5	346.8
Other current assets	109.0	131.3
Total current assets	1,494.4	1,422.1
Property, net	986.1	955.3
Goodwill	1,754.6	1,659.7
Intangible assets, net	1,529.3	1,450.4
Other non-current assets	368.9	323.6
Total assets	$6,133.3	$5,811.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.5	$7.7
Accounts payable	439.4	417.4
Accrued expenses and other current liabilities	297.4	331.0
Total current liabilities	737.3	756.1
Non-current liabilities:
Long-term debt	2,020.0	2,059.3
Deferred income taxes	306.9	260.4
Other non-current liabilities	695.1	405.7
Total non-current liabilities	3,022.0	2,725.4

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,358.3	2,313.8
Noncontrolling interest	15.7	15.8
Total equity	2,374.0	2,329.6
Total liabilities and equity	$6,133.3	$5,811.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$33.6	$83.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.9	89.2
Cloud-based enterprise resource planning system impairment	71.6	—
Share-based compensation expense	4.6	9.0
Changes in assets and liabilities:
Increase in accounts receivable	(102.9)	(97.0)
Increase in inventories	(20.8)	(27.3)
Increase in accounts payable	1.4	11.9
Environmental insurance recovery	34.0	—
(Decrease) increase in incentive accruals	(40.6)	5.1
Accrued expenses and other assets and liabilities, net	(11.1)	(11.3)
Net cash provided by operating activities	61.7	63.1

Investing activities
Capital expenditures	(39.5)	(55.8)
Proceeds from plant closures	—	3.4
Other investing activities	—	(2.1)
Net cash used by investing activities	(39.5)	(54.5)

Financing activities
Payments on long-term borrowings	(50.2)	(4.5)
Cash dividends paid	(49.4)	(47.0)
Other financing activities	(6.8)	(3.3)
Net cash used by financing activities	(106.4)	(54.8)
Effect of exchange rate changes on cash	14.2	(10.2)
Decrease in cash and cash equivalents	(70.0)	(56.4)
Cash and cash equivalents at beginning of year	544.5	545.8
Cash and cash equivalents at end of period	$474.5	$489.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4
Net income	—	—	—	—	52.6	—	—	52.6	0.9	53.5
Other comprehensive income	—	—	—	—	—	—	29.4	29.4	—	29.4
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	—	—	2.6	—	0.1	—	2.7	—	2.7
Balance at June 30, 2025	122.2	(30.7)	$1.2	$1,538.9	$1,865.5	$(928.4)	$(118.9)	$2,358.3	$15.7	$2,374.0

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8
Net income	—	—	—	—	33.6	—	—	33.6	0.2	33.8
Other comprehensive loss	—	—	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	—	—	3.9	—	0.7	—	4.6	—	4.6
Balance at June 30, 2024	122.2	(30.9)	$1.2	$1,534.8	$1,844.2	$(930.9)	$(131.8)	$2,317.5	$16.7	$2,334.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2025.
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
Accounting Standards Not Yet Adopted
ASU 2023-09, Income Taxes, provides guidance requiring disaggregated income tax disclosures on an annual basis, including information on the Company's effective tax rate reconciliation and income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company is currently evaluating the impacts of adopting this standard to its income taxes disclosures.
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

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2025 and December 31, 2024 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2024	$656.3	$1,003.4	$1,659.7
Currency translation	52.6	42.3	94.9
Balance at June 30, 2025	$708.9	$1,045.7	$1,754.6

6 AVIENT CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(252.0)	$37.7	$511.9
Patents, technology and other	847.0	(278.1)	44.9	613.8
Indefinite-lived trade names	362.8	—	40.8	403.6
Total	$1,936.0	$(530.1)	$123.4	$1,529.3

	As of December 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(234.9)	$(0.4)	$490.9
Patents, technology and other	847.0	(255.8)	(6.1)	585.1
Indefinite-lived trade names	362.8	—	11.6	374.4
Total	$1,936.0	$(490.7)	$5.1	$1,450.4

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
As a result of this decision, in the first quarter of 2025, the Company recognized a non-cash, pre-tax impairment charge of $71.6 million associated with capitalized implementation costs. The Company also recognized pre-tax charges of $14.7 million associated with unpaid contractual obligations for hosting fees. Further, the Company recognized charges of $2.8 million associated to severance actions resulting from the decision to cease development of S/4HANA. These charges are included in Selling and administrative expense within the Condensed Consolidated Statements of Income.
Clariant Color Integration Restructuring Program
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $70.0 million of charges in connection with the restructuring plan. As of June 30, 2025, $63.8 million had been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$30.3	$0.8	$31.1
Restructuring charges	0.4	1.6	2.0
Payments, utilization and translation	(23.3)	(1.6)	(24.9)
Balance at December 31, 2024	$7.4	$0.8	$8.2
Restructuring charges	1.4	0.1	1.5
Payments, utilization and translation	(1.9)	(0.1)	(2.0)
Balance at June 30, 2025	$6.9	$0.8	$7.7
Other Restructuring Actions
During the three and six months ended June 30, 2025, the Company recognized charges of $2.6 million and $10.2 million, respectively, primarily associated with plant closure costs and workforce reduction.

7 AVIENT CORPORATION

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2025	As of December 31, 2024
Finished products	$154.7	$159.2
Work in process	25.8	21.0
Raw materials and supplies	207.0	166.6
Inventories, net	$387.5	$346.8
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2025	As of December 31, 2024
Land and land improvements	$101.4	$93.9
Buildings	453.9	438.3
Machinery and equipment	1,359.5	1,291.6
Property, gross	1,914.8	1,823.8
Less accumulated depreciation	(928.7)	(868.5)
Property, net	$986.1	$955.3
Note 6 — INCOME TAXES
During the three and six months ended June 30, 2025, the Company's effective tax rates of 24.5% and 24.2%, respectively, were above the U.S. federal statutory rate of 21.0% primarily due to the international tax rate differential and withholding tax on foreign earnings. These unfavorable items were partially offset by the favorable impact of foreign permanent items.
During the three and six months ended June 30, 2024, the Company's effective tax rates of 24.9% and 25.1%, respectively, were above the U.S. federal statutory rate of 21.0% primarily due to withholding tax on foreign earnings, tax on global intangible low-taxed income (GILTI), and non-deductible costs. These unfavorable items were partially offset by U.S. research and development credits, a decrease in valuation allowances, and favorable impacts of other foreign tax items.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax associated with the Notice is $23.8 million plus estimated interest of $6.5 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of June 30, 2025, the Company has not recorded any income tax provision related to this matter, therefore an unfavorable ruling or settlement in U.S. Tax Court would adversely impact our effective tax rate and result in a cash tax payment.
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA includes significant tax law changes, such as changes to the limitation on the business interest expense deductions, effective in 2025, and updates to the rules for GILTI and foreign-derived intangible income, effective in 2026. The Company is currently evaluating the OBBBA's impact, however, does not expect it to have a material impact to the current year consolidated financial statements.

8 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	670.7	13.2	657.5	5.97%
7.125% senior notes due 2030	725.0	6.8	718.2	7.125%
6.250% senior notes due 2031	650.0	8.6	641.4	6.250%
Other Debt	3.4	—	3.4
Total Debt	2,049.1	28.6	2,020.5
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$2,048.6	$28.6	$2,020.0

As of December 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	15.5	705.2	7.30%
7.125% senior notes due 2030	725.0	7.5	717.5	7.125%
6.250% senior notes due 2031	650.0	9.2	640.8	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	32.2	2,067.0
Less short-term and current portion of long-term debt	7.7	—	7.7
Total long-term debt, net of current portion	$2,091.5	$32.2	$2,059.3

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
In the second quarter of 2025, the Company made a voluntary prepayment of $50.0 million on its senior secured term loan, which was applied to the principal installments in direct order of maturity. This prepayment was made without penalty or premium.
On June 12, 2025, the Company entered into a revolving credit agreement (the Revolving Credit Agreement) with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which replaced our previous credit agreement. The Revolving Credit Agreement provides for a senior secured revolving credit facility of up to $500.0 million, which may be increased by up to $250.0 million, subject to certain conditions. Loans under the Revolving Credit Agreement will mature on June 12, 2030. The Revolving Credit Agreement contains representations and warranties, affirmative covenants, negative covenants and events of default that are substantially similar to those contained in the Company's existing term loan credit agreement.
As of June 30, 2025, we had no borrowings outstanding under the senior secured revolving credit facility.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2025, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2025 and December 31, 2024 was $2,053.8 million and $2,083.3 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

9 AVIENT CORPORATION

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
We currently hold cross-currency swaps with a combined notional amount of €700.0 million maturing in November 2026, €900.0 million maturing in August 2027, €510.5 million maturing in January 2028 and €464.9 million maturing in January 2029. We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of these derivative instruments are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2025, losses of $166.3 million and $210.6 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to gains of $17.1 million and $52.4 million, net of tax, for the three and six months ended June 30, 2024, respectively. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $9.1 million and $18.1 million, respectively, for the three and six months ended June 30, 2025, compared to income of $9.7 million and $19.4 million, respectively, for the three and six months ended June 30, 2024, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of June 30, 2025	As of December 31, 2024
Assets
Cross-currency Swaps (Net Investment Hedge)	Other non-current assets	$—	$6.1
Liabilities
Cross-currency Swaps (Net Investment Hedge)	Other non-current liabilities	$380.6	$104.7

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

10 AVIENT CORPORATION

Financial information by reportable segment is as follows:

(In millions) Three Months Ended June 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$538.6	$329.7	$(1.8)	$866.5
Cost of sales	350.6	235.9	2.1	588.6
Selling and administrative expense	97.7	53.6	30.5	181.8
Operating income	$90.3	$40.2	$(34.4)	$96.1
Interest expense, net				(24.7)
Other expense, net				(0.5)
Income before income taxes				$70.9

Three Months Ended June 30, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$542.0	$308.1	$(0.4)	$849.7
Cost of sales	357.5	213.4	21.2	592.1
Selling and administrative expense	98.4	51.9	34.8	185.1
Operating income	$86.1	$42.8	$(56.4)	$72.5
Interest expense, net				(26.6)
Other expense, net				(0.9)
Income before income taxes				$45.0

Six Months Ended June 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,058.3	$638.1	$(3.3)	$1,693.1
Cost of sales	697.2	446.5	8.3	1,152.0
Selling and administrative expense	192.2	104.3	147.8	444.3
Operating income	$168.9	$87.3	$(159.4)	$96.8
Interest expense, net				(51.6)
Other expense				(0.9)
Income before income taxes				$44.3

Six Months Ended June 30, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,057.3	$622.5	$(1.1)	$1,678.7
Cost of sales	701.6	420.8	20.5	1,142.9
Selling and administrative expense	194.8	105.5	69.0	369.3
Operating income	$160.9	$96.2	$(90.6)	$166.5
Interest expense, net				(53.2)
Other expense				(1.8)
Income before income taxes				$111.5

11 AVIENT CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Color, Additives and Inks	$22.4	$21.8	$44.1	$43.7
Specialty Engineered Materials	22.4	20.8	43.9	40.4
Corporate	1.8	2.3	3.9	5.1
Depreciation and amortization	$46.6	$44.9	$91.9	$89.2

Capital expenditures:
Color, Additives and Inks	$8.4	$7.1	$13.3	$11.0
Specialty Engineered Materials	14.7	8.9	21.5	14.2
Corporate	3.9	15.4	4.7	30.6
Capital expenditures	$27.0	$31.4	$39.5	$55.8

	Total Assets
(In millions)	As of June 30, 2025	As of December 31, 2024
Color, Additives and Inks	$2,735.3	$2,574.2
Specialty Engineered Materials	2,602.3	2,452.3
Corporate	795.7	784.6
Total assets	$6,133.3	$5,811.1
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
The largest component of remedial action at Calvert City is construction of a barrier wall around the site. Construction of the initial barrier wall section began in 2024 and was completed in the first quarter of 2025. The remaining wall designs and construction are expected to be completed in phases through 2028. As the Company completes further design work and begins construction on the remaining sections of the barrier wall and other remedial components, the Company will update its accrual, which was $133.3 million as of June 30, 2025, for any new information as it becomes available.

12 AVIENT CORPORATION

Total environmental accruals of $141.3 million and $146.0 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and six months ended June 30, 2025, Avient recognized costs of $1.8 million and $6.7 million, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $21.8 million and $25.8 million recognized during the three and six months ended June 30, 2024. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
We received $34.0 million of cash associated with Calvert City insurance recoveries in the first quarter of 2025. The associated gain was recognized in the fourth quarter of 2024. Further insurance recoveries, if any, related to remedial activities at the Calvert City site are expected to be immaterial. During the three and six months ended June 30, 2025, Avient recognized gains related to insurance and other environmental recoveries of $0.6 million and $1.3 million, respectively, unrelated to Calvert City. These gains are included in Cost of sales within the Consolidated Statements of Income.
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
Results of Operations — The three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales	$866.5	$849.7	$16.8	2.0%	$1,693.1	$1,678.7	$14.4	0.9%
Cost of sales	588.6	592.1	3.5	0.6%	1,152.0	1,142.9	(9.1)	(0.8)%
Gross margin	277.9	257.6	20.3	7.9%	541.1	535.8	5.3	1.0%
Selling and administrative expense	181.8	185.1	3.3	1.8%	444.3	369.3	(75.0)	(20.3)%
Operating income	96.1	72.5	23.6	32.6%	96.8	166.5	(69.7)	(41.9)%
Interest expense, net	(24.7)	(26.6)	1.9	7.1%	(51.6)	(53.2)	1.6	3.0%
Other expense, net	(0.5)	(0.9)	0.4	nm	(0.9)	(1.8)	0.9	nm
Income before income taxes	70.9	45.0	25.9	57.6%	44.3	111.5	(67.2)	(60.3)%
Income tax expense	(17.4)	(11.2)	(6.2)	(55.4)%	(10.7)	(28.0)	17.3	61.8%
Net income	53.5	33.8	19.7	58.3%	33.6	83.5	(49.9)	(59.8)%
Net income attributable to noncontrolling interests	(0.9)	(0.2)	(0.7)	nm	(1.2)	(0.5)	(0.7)	nm
Net income attributable to Avient common shareholders	$52.6	$33.6	$19.0	56.5%	$32.4	$83.0	$(50.6)	(61.0)%

Earnings per share attributable to Avient common shareholders - Basic:	$0.57	$0.37			$0.35	$0.91
Earnings per share attributable to Avient common shareholders - Diluted:	$0.57	$0.36			$0.35	$0.90
nm - not meaningful
Sales
Sales increased $16.8 million, or 2.0%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Favorable foreign currency impacts were 1.4%, while sales, excluding the impacts of foreign exchange, increased 0.6%. The sales increase was primarily within the defense and healthcare end markets, partially offset by declines in the consumer and industrial end markets.
Sales increased $14.4 million, or 0.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Unfavorable foreign currency impacts were 0.3%, while sales, excluding the impacts of foreign exchange, increased 1.2%. The sales increase was primarily within the packaging, defense and healthcare end markets, partially offset by declines in the consumer end market.
Gross Margin
Gross margin as a percentage of sales was 32.1% for the three months ended June 30, 2025 compared to 30.3% for the three months ended June 30, 2024. This increase was driven primarily by lower environmental remediation charges of $20.6 million, net of recoveries, partially offset by higher restructuring charges of $2.8 million.

14 AVIENT CORPORATION

Gross margin as a percentage of sales was 32.0% for the six months ended June 30, 2025 compared to 31.9% for the six months ended June 30, 2024. This increase was driven primarily by lower environmental remediation charges of $21.0 million, net of recoveries, partially offset by higher restructuring charges of $10.5 million.
Selling and administrative expense
Selling and administrative expense decreased $3.3 million for the three months ended June 30, 2025, primarily driven by lower compensation cost. Selling and administrative expense increased $75.0 million for the six months ended June 30, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, and charges of $14.7 million associated with unpaid contractual obligations for hosting fees. These charges were partially offset by lower compensation cost.
Interest expense, net
Interest expense, net decreased $1.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively, primarily driven by the benefit of reduced interest rates resulting from previous refinancing activity.
Income taxes
During the three months ended June 30, 2025, the Company’s effective tax rate was 24.5% compared to 24.9% in the three months ended June 30, 2024. The lower effective tax rate for the three months ended June 30, 2025 was primarily driven by a decrease in the tax on global intangible low-taxed income (GILTI) partially offset by a reduction in favorable foreign permanent items. During the six months ended June 30, 2025, the Company's effective tax rate was 24.2% compared to 25.1% in the six months ended June 30, 2024. The lower effective tax rate for the six months ended June 30, 2025 was primarily driven by a decrease in GILTI tax and increased favorable permanent items. Partially offsetting these benefits was an increase in valuation allowances.
Refer to Note 6, Income Taxes, for further details.
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
Sales and Operating Income — The three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales:
Color, Additives and Inks	$538.6	$542.0	$(3.4)	(0.6)%	$1,058.3	$1,057.3	$1.0	0.1%
Specialty Engineered Materials	329.7	308.1	21.6	7.0%	638.1	622.5	15.6	2.5%
Corporate	(1.8)	(0.4)	(1.4)	nm	(3.3)	(1.1)	(2.2)	nm
Total sales	$866.5	$849.7	$16.8	2.0%	$1,693.1	$1,678.7	$14.4	0.9%

Operating income:
Color, Additives and Inks	$90.3	$86.1	$4.2	4.9%	$168.9	$160.9	$8.0	5.0%
Specialty Engineered Materials	40.2	42.8	(2.6)	(6.1)%	87.3	96.2	(8.9)	(9.3)%
Corporate	(34.4)	(56.4)	22.0	39.0%	(159.4)	(90.6)	(68.8)	(75.9)%
Total operating income	$96.1	$72.5	$23.6	32.6%	$96.8	$166.5	$(69.7)	(41.9)%

15 AVIENT CORPORATION

Color, Additives and Inks
Sales decreased $3.4 million, or 0.6%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Favorable foreign currency impacts were 1.4%, while sales, excluding the impacts of foreign exchange, decreased 2.0%. The sales decrease was primarily within the consumer and transportation end markets, partially offset by sales increases within the healthcare end market.
Sales increased $1.0 million, or 0.1%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Unfavorable foreign currency impacts were 0.5%, while sales, excluding the impacts of foreign exchange, increased 0.6%. The sales increase was primarily within the packaging and healthcare end markets, partially offset by declines in the consumer and transportation end markets.
Operating income increased $4.2 million and $8.0 million for the three and six months ended June 30, 2025, respectively, primarily driven by improved mix and cost savings from productivity and restructuring actions.
Specialty Engineered Materials
Sales increased $21.6 million, or 7.0%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Favorable foreign currency impacts were 1.3%, while sales, excluding the impacts of foreign exchange, increased 5.7%. The sales increase was primarily within the defense and healthcare end markets, partially offset by declines in the consumer end market.
Sales increased $15.6 million, or 2.5%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Unfavorable foreign currency impacts were 0.1%, while sales, excluding the impacts of foreign exchange, increased 2.6%. The sales increase was primarily within the defense and healthcare end markets, partially offset by declines in the consumer and industrial end markets.
Operating income decreased $2.6 million and $8.9 million for the three and six months ended June 30, 2025, respectively, driven by higher operating costs, primarily associated with planned maintenance, and investments in the Company's growth vectors.
Corporate
Corporate costs decreased $22.0 million for the three months ended June 30, 2025, primarily driven by lower environmental costs of $20.6 million, net of recoveries.
Corporate costs increased $68.8 million for the six months ended June 30, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, charges of $14.7 million associated with unpaid contractual obligations for hosting fees, and higher restructuring costs of $17.3 million. Partially offsetting these charges was lower environmental remediation charges of $21.0 million, net of recoveries, and lower compensation cost.
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
The following table summarizes our liquidity as of June 30, 2025 and December 31, 2024:

(In millions)	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$474.5	$544.5
Revolving credit availability	487.1	211.4
Liquidity	$961.6	$755.9
As of June 30, 2025, approximately 73% of the Company’s cash and cash equivalents resided outside the United States.

16 AVIENT CORPORATION

Expected sources of cash needed to satisfy cash requirements for 2025 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for 2025 include debt payments, interest payments, cash taxes, dividend payments, environmental remediation payments and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024.
Operating Activities — Net cash provided by operating activities decreased $1.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven primarily by higher incentive compensation payments and increased working capital, partially offset by insurance proceeds of $34.0 million for previously incurred losses at the Calvert City site.
Investing Activities — Net cash used by investing activities during the six months ended June 30, 2025 and 2024 of $39.5 million and $54.5 million, respectively, primarily reflects the impact of capital expenditures.
Financing Activities — Net cash used by financing activities for the six months ended June 30, 2025 of $106.4 million primarily reflects payment on long-term borrowings of $50.2 million and $49.4 million of dividends paid.
Net cash used by financing activities for the six months ended June 30, 2024 of $54.8 million primarily reflects $47.0 million of dividends paid.
Debt
As of June 30, 2025, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2025	$0.3
2026	0.5
2027	0.4
2028	0.4
2029	671.1
Thereafter	1,376.4
Aggregate maturities	$2,049.1
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
In the second quarter of 2025, the Company made a voluntary prepayment of $50.0 million on its senior secured term loan, which was applied to the principal installments in direct order of maturity. This prepayment was made without penalty or premium.
On June 12, 2025, the Company entered into a revolving credit agreement (the Revolving Credit Agreement) with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which replaced our previous credit agreement. The Revolving Credit Agreement provides for a senior secured revolving credit facility of up to $500.0 million, which may be increased by up to $250.0 million, subject to certain conditions. Loans under the Revolving Credit Agreement will mature on June 12, 2030. The Revolving Credit Agreement contains representations and warranties, affirmative covenants, negative covenants and events of default that are substantially similar to those contained in the Company's existing term loan credit agreement.
As of June 30, 2025, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.

17 AVIENT CORPORATION

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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations and environmental remediation obligations. During the six months ended June 30, 2025, we refinanced our senior secured term loan, which reduced the interest rate per annum by 25 basis points, and made a voluntary prepayment of $50.0 million, refer to Note 9, Financing Arrangements. There were no other material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

19 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except for below, as of June 30, 2025, there have been no material changes to the risk factors that were previously disclosed.
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

20 AVIENT CORPORATION

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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of June 30, 2025, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2025.

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
Revolving Credit Agreement, dated as of June 12, 2025, by and among Avient Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 16, 2025, SEC File No. 1-16091)

31.1**	Certification of Ashish K. Khandpur, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, Chairman, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Furnished herewith.

**	Filed herewith.

22 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2025	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

23 AVIENT CORPORATION