Form 10-Q
period 2025-09-30
AVIENT CORP
filed 2025-11-05
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2025 was 91,563,628.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$806.5	$815.2	$2,499.6	$2,493.9
Cost of sales	561.6	553.8	1,713.6	1,696.7
Gross margin	244.9	261.4	786.0	797.2
Selling and administrative expense	177.8	184.2	622.1	553.5
Operating income	67.1	77.2	163.9	243.7
Interest expense, net	(24.2)	(26.9)	(75.8)	(80.1)
Other expense, net	—	(0.3)	(0.9)	(2.1)
Income before income taxes	42.9	50.0	87.2	161.5
Income tax expense	(10.1)	(11.3)	(20.8)	(39.3)
Net income	$32.8	$38.7	$66.4	$122.2
Net income attributable to noncontrolling interests	(0.2)	(0.5)	(1.4)	(1.0)
Net income attributable to Avient common shareholders	$32.6	$38.2	$65.0	$121.2

Earnings per share attributable to Avient common shareholders - Basic:	$0.36	$0.42	$0.71	$1.33
Earnings per share attributable to Avient common shareholders - Diluted:	$0.36	$0.41	$0.71	$1.32

Weighted-average shares used to compute earnings per common share:
Basic	91.6	91.3	91.5	91.3
Plus dilutive impact of share-based compensation	0.2	1.0	0.3	0.7
Diluted	91.8	92.3	91.8	92.0

Anti-dilutive share-based compensation awards	1.5	0.4	1.5	0.4

Cash dividends declared per share of common stock	$0.2700	$0.2575	$0.8100	$0.7725
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$32.8	$38.7	$66.4	$122.2
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	4.3	28.6	63.2	(15.8)
Total other comprehensive income (loss)	4.3	28.6	63.2	(15.8)
Total comprehensive income	37.1	67.3	129.6	106.4
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.5)	(1.4)	(1.0)
Comprehensive income attributable to Avient common shareholders	$36.9	$66.8	$128.2	$105.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$445.6	$544.5
Accounts receivable, net	484.5	399.5
Inventories, net	392.1	346.8
Other current assets	101.7	131.3
Total current assets	1,423.9	1,422.1
Property, net	980.8	955.3
Goodwill	1,754.6	1,659.7
Intangible assets, net	1,509.8	1,450.4
Other non-current assets	386.7	323.6
Total assets	$6,055.8	$5,811.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.5	$7.7
Accounts payable	392.7	417.4
Accrued expenses and other current liabilities	308.4	331.0
Total current liabilities	701.6	756.1
Non-current liabilities:
Long-term debt	1,971.4	2,059.3
Deferred income taxes	307.7	260.4
Other non-current liabilities	686.7	405.7
Total non-current liabilities	2,965.8	2,725.4

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,372.5	2,313.8
Noncontrolling interest	15.9	15.8
Total equity	2,388.4	2,329.6
Total liabilities and equity	$6,055.8	$5,811.1
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$66.4	$122.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.8	134.3
Cloud-based enterprise resource planning system impairment	71.6	—
Share-based compensation expense	6.9	12.5
Changes in assets and liabilities:
Increase in accounts receivable	(66.4)	(65.7)
Increase in inventories	(25.4)	(30.2)
Decrease in accounts payable	(43.5)	(5.7)
Increase (decrease) in restructuring obligations	4.1	(19.1)
Decrease in environmental obligations	(1.5)	(6.6)
Environmental insurance recovery	34.0	—
(Decrease) increase in incentive accruals	(33.0)	23.1
Accrued expenses and other assets and liabilities, net	(18.2)	(30.6)
Net cash provided by operating activities	133.8	134.2

Investing activities
Capital expenditures	(64.2)	(80.8)
Proceeds from plant closures	—	3.4
Other investing activities	—	(2.1)
Net cash used by investing activities	(64.2)	(79.5)

Financing activities
Proceeds from long-term borrowings	—	650.0
Payments on long-term borrowings	(100.2)	(659.1)
Cash dividends paid	(74.1)	(70.5)
Debt financing costs	(3.9)	(9.6)
Other financing activities	(3.5)	(4.6)
Net cash used by financing activities	(181.7)	(93.8)
Effect of exchange rate changes on cash	13.2	(1.0)
Decrease in cash and cash equivalents	(98.9)	(40.1)
Cash and cash equivalents at beginning of year	544.5	545.8
Cash and cash equivalents at end of period	$445.6	$505.7
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4
Net income	—	—	—	—	52.6	—	—	52.6	0.9	53.5
Other comprehensive income	—	—	—	—	—	—	29.4	29.4	—	29.4
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	—	—	2.6	—	0.1	—	2.7	—	2.7
Balance at June 30, 2025	122.2	(30.7)	$1.2	$1,538.9	$1,865.5	$(928.4)	$(118.9)	$2,358.3	$15.7	$2,374.0
Net income	—	—	—	—	32.6	—	—	32.6	0.2	32.8
Other comprehensive income	—	—	—	—	—	—	4.3	4.3	—	4.3
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	1.8	—	0.2	—	2.0	—	2.0
Balance at September 30, 2025	122.2	(30.6)	$1.2	$1,540.7	$1,873.4	$(928.2)	$(114.6)	$2,372.5	$15.9	$2,388.4

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2024	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	49.4	—	—	49.4	0.3	49.7
Other comprehensive loss	—	—	—	—	—	—	(25.9)	(25.9)	—	(25.9)
Noncontrolling interest activity	—	—	—	0.3		—	—	0.3	(2.6)	(2.3)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	0.9	—	0.9	—	1.8	—	1.8
Balance at March 31, 2024	122.2	(30.9)	$1.2	$1,530.9	$1,834.1	$(931.6)	$(113.3)	$2,321.3	$16.5	$2,337.8
Net income	—	—	—	—	33.6	—	—	33.6	0.2	33.8
Other comprehensive loss	—	—	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	—	—	3.9	—	0.7	—	4.6	—	4.6
Balance at June 30, 2024	122.2	(30.9)	$1.2	$1,534.8	$1,844.2	$(930.9)	$(131.8)	$2,317.5	$16.7	$2,334.2
Net income	—	—	—	—	38.2	—	—	38.2	0.5	38.7
Other comprehensive income	—	—	—	—	—	—	28.6	28.6	—	28.6
Cash dividends declared -- $0.2575 per share	—	—	—	—	(23.5)	—	—	(23.5)	—	(23.5)
Share-based compensation and exercise of awards	—	0.1	—	1.9	—	0.3	—	2.2	—	2.2
Balance at September 30, 2024	122.2	(30.8)	$1.2	$1,536.7	$1,858.9	$(930.6)	$(103.2)	$2,363.0	$17.2	$2,380.2
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2025.
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

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2025 and December 31, 2024 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2024	$656.3	$1,003.4	$1,659.7
Currency translation	53.5	41.4	94.9
Balance at September 30, 2025	$709.8	$1,044.8	$1,754.6

7 AVIENT CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(261.0)	$38.0	$503.2
Patents, technology and other	847.0	(289.7)	45.3	602.6
Indefinite-lived trade names	362.8	—	41.2	404.0
Total	$1,936.0	$(550.7)	$124.5	$1,509.8

	As of December 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(234.9)	$(0.4)	$490.9
Patents, technology and other	847.0	(255.8)	(6.1)	585.1
Indefinite-lived trade names	362.8	—	11.6	374.4
Total	$1,936.0	$(490.7)	$5.1	$1,450.4

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
Clariant Color Integration Restructuring Program
We are engaged in a restructuring program associated with our integration of Clariant Color. These actions are expected to enable us to better serve customers, improve efficiency and deliver cost savings. We expect that the full restructuring plan will be implemented by the end of 2025 and anticipate that we will incur approximately $66.0 million of charges in connection with the restructuring plan. As of September 30, 2025, $64.3 million had been incurred.
A summary of the Clariant Color integration restructuring is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$30.3	$0.8	$31.1
Restructuring charges	0.4	1.6	2.0
Payments, utilization and translation	(23.3)	(1.6)	(24.9)
Balance at December 31, 2024	$7.4	$0.8	$8.2
Restructuring charges	1.7	0.3	2.0
Payments, utilization and translation	(3.9)	(0.3)	(4.2)
Balance at September 30, 2025	$5.2	$0.8	$6.0
Other Restructuring Actions
During the three and nine months ended September 30, 2025, the Company recognized charges of $5.5 million and $15.7 million, respectively, primarily associated with plant closure costs and workforce reduction.

8 AVIENT CORPORATION

Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2025	As of December 31, 2024
Finished products	$157.9	$159.2
Work in process	27.0	21.0
Raw materials and supplies	207.2	166.6
Inventories, net	$392.1	$346.8
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2025	As of December 31, 2024
Land and land improvements	$100.6	$93.9
Buildings	455.6	438.3
Machinery and equipment	1,375.7	1,291.6
Property, gross	1,931.9	1,823.8
Less accumulated depreciation	(951.1)	(868.5)
Property, net	$980.8	$955.3
Note 6 — INCOME TAXES
During the three and nine months ended September 30, 2025, the Company’s effective tax rates were 23.5% and 23.9%, respectively, compared to the U.S federal statutory rate of 21.0%. The differences were primarily due to earnings mix and withholding taxes on foreign earnings. These impacts were partially offset by research and development tax credits.
During the three and nine months ended September 30, 2024, the Company's effective tax rates of 22.5% and 24.3%, respectively, were above the U.S. federal statutory rate of 21.0% primarily due to withholding tax on foreign earnings and the impacts of global intangible low-taxed income (GILTI), partially offset by research and development tax credits.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax associated with the Notice is $23.8 million plus estimated interest of $6.9 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of September 30, 2025, the Company has not recorded any income tax provision related to this matter; therefore an unfavorable ruling or settlement in U.S. Tax Court would adversely impact our effective tax rate and result in a cash tax payment.
The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA includes tax law changes that impact Avient, such as changes to the limitation on the business interest expense deductions, effective in 2025, and updates to the rules for GILTI and foreign-derived intangible income, effective in 2026. The Company is currently evaluating the OBBBA's impact, however, does not expect it to have a material impact to the current year consolidated financial statements.

9 AVIENT CORPORATION

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	620.7	12.5	608.2	6.10%
7.125% senior notes due 2030	725.0	6.5	718.5	7.125%
6.250% senior notes due 2031	650.0	8.2	641.8	6.250%
Other Debt	3.4	—	3.4
Total Debt	1,999.1	27.2	1,971.9
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,998.6	$27.2	$1,971.4

As of December 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	15.5	705.2	7.30%
7.125% senior notes due 2030	725.0	7.5	717.5	7.125%
6.250% senior notes due 2031	650.0	9.2	640.8	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	32.2	2,067.0
Less short-term and current portion of long-term debt	7.7	—	7.7
Total long-term debt, net of current portion	$2,091.5	$32.2	$2,059.3

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
During the three and nine months ended September 30, 2025, the Company made voluntary prepayments of $50.0 million and $100.0 million, respectively, on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made without penalty or premium.
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
As of September 30, 2025, we had no borrowings outstanding under the senior secured revolving credit facility.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2025, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2025 and December 31, 2024 was $2,007.7 million and $2,083.3 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

10 AVIENT CORPORATION

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
We currently hold cross-currency swaps with a combined notional amount of €700.0 million maturing in November 2026, €900.0 million maturing in August 2027, €510.5 million maturing in January 2028 and €464.9 million maturing in January 2029. We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of these derivative instruments are recognized within Accumulated Other Comprehensive Income (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2025, a gain of $3.3 million and loss of $207.3 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to losses of $73.3 million and $20.9 million, net of tax, for the three and nine months ended September 30, 2024, respectively. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $9.0 million and $27.1 million, respectively, for the three and nine months ended September 30, 2025, compared to income of $9.7 million and $29.1 million, respectively, for the three and nine months ended September 30, 2024, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves and foreign currency rates.
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets is as follows:

(In millions)	Balance Sheet Location	As of September 30, 2025	As of December 31, 2024
Assets
Cross-currency Swaps (Net Investment Hedge)	Other non-current assets	$—	$6.1
Liabilities
Cross-currency Swaps (Net Investment Hedge)	Other non-current liabilities	$376.9	$104.7

Note 9 — SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials.
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer. Our CODM utilizes this measure as an input to determine appropriate resource allocations to our segments in the annual planning process and to periodically assess segment performance, primarily by evaluating actual results in comparison to the annual operating plan and forecast. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.

11 AVIENT CORPORATION

Financial information by reportable segment is as follows:

(In millions) Three Months Ended September 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$509.9	$297.7	$(1.1)	$806.5
Cost of sales	341.1	206.7	13.8	561.6
Selling and administrative expense	95.0	53.7	29.1	177.8
Operating income	$73.8	$37.3	$(44.0)	$67.1
Interest expense, net				(24.2)
Other expense, net				—
Income before income taxes				$42.9

Three Months Ended September 30, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$521.5	$294.6	$(0.9)	$815.2
Cost of sales	348.7	205.6	(0.5)	553.8
Selling and administrative expense	97.3	52.6	34.3	184.2
Operating income	$75.5	$36.4	$(34.7)	$77.2
Interest expense, net				(26.9)
Other expense, net				(0.3)
Income before income taxes				$50.0

Nine Months Ended September 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,568.2	$935.8	$(4.4)	$2,499.6
Cost of sales	1,038.3	653.2	22.1	1,713.6
Selling and administrative expense	287.2	158.0	176.9	622.1
Operating income	$242.7	$124.6	$(203.4)	$163.9
Interest expense, net				(75.8)
Other expense, net				(0.9)
Income before income taxes				$87.2

Nine Months Ended September 30, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,578.8	$917.1	$(2.0)	$2,493.9
Cost of sales	1,050.3	626.4	20.0	1,696.7
Selling and administrative expense	292.1	158.1	103.3	553.5
Operating income	$236.4	$132.6	$(125.3)	$243.7
Interest expense, net				(80.1)
Other expense, net				(2.1)
Income before income taxes				$161.5

12 AVIENT CORPORATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Color, Additives and Inks	$22.6	$21.9	$66.7	$65.6
Specialty Engineered Materials	22.0	20.7	65.9	61.1
Corporate	2.3	2.5	6.2	7.6
Depreciation and amortization	$46.9	$45.1	$138.8	$134.3

Capital expenditures:
Color, Additives and Inks	$8.5	$8.1	$21.8	$19.1
Specialty Engineered Materials	12.7	13.0	34.2	27.2
Corporate	3.5	3.9	8.2	34.5
Capital expenditures	$24.7	$25.0	$64.2	$80.8

	Total Assets
(In millions)	As of September 30, 2025	As of December 31, 2024
Color, Additives and Inks	$2,686.4	$2,574.2
Specialty Engineered Materials	2,585.3	2,452.3
Corporate	784.1	784.6
Total assets	$6,055.8	$5,811.1
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
The largest component of remedial action at Calvert City is construction of a barrier wall around the site. Construction of the initial barrier wall section began in 2024 and was completed in the first quarter of 2025. The remaining wall designs and construction are expected to be completed in phases through 2028. As the Company completes further design work and begins construction on the remaining sections of the barrier wall and other remedial components, the Company will update its accrual, which was $136.9 million as of September 30, 2025, for any new information as it becomes available.

13 AVIENT CORPORATION

Total environmental accruals of $144.5 million and $146.0 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and nine months ended September 30, 2025, Avient recognized costs of $12.8 million and $19.5 million, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $2.4 million and $28.2 million recognized during the three and nine months ended September 30, 2024. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
We received $34.0 million of cash associated with Calvert City insurance recoveries in the first quarter of 2025. The associated gain was recognized in the fourth quarter of 2024. Further insurance recoveries, if any, related to remedial activities at the Calvert City site are expected to be immaterial. During the three and nine months ended September 30, 2025, Avient recognized gains related to insurance and other environmental recoveries of $0.1 million and $2.0 million, respectively, unrelated to Calvert City. These gains are included in Cost of sales within the Consolidated Statements of Income.
Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes our current reserves are appropriate and these matters will not have a material adverse effect on the condensed consolidated financial statements.

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
Results of Operations — The three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales	$806.5	$815.2	$(8.7)	(1.1)%	$2,499.6	$2,493.9	$5.7	0.2%
Cost of sales	561.6	553.8	(7.8)	(1.4)%	1,713.6	1,696.7	(16.9)	(1.0)%
Gross margin	244.9	261.4	(16.5)	(6.3)%	786.0	797.2	(11.2)	(1.4)%
Selling and administrative expense	177.8	184.2	6.4	3.5%	622.1	553.5	(68.6)	(12.4)%
Operating income	67.1	77.2	(10.1)	(13.1)%	163.9	243.7	(79.8)	(32.7)%
Interest expense, net	(24.2)	(26.9)	2.7	10.0%	(75.8)	(80.1)	4.3	5.4%
Other expense, net	—	(0.3)	0.3	nm	(0.9)	(2.1)	1.2	nm
Income before income taxes	42.9	50.0	(7.1)	(14.2)%	87.2	161.5	(74.3)	(46.0)%
Income tax expense	(10.1)	(11.3)	1.2	10.6%	(20.8)	(39.3)	18.5	47.1%
Net income	32.8	38.7	(5.9)	(15.2)%	66.4	122.2	(55.8)	(45.7)%
Net income attributable to noncontrolling interests	(0.2)	(0.5)	0.3	nm	(1.4)	(1.0)	(0.4)	nm
Net income attributable to Avient common shareholders	$32.6	$38.2	$(5.6)	(14.7)%	$65.0	$121.2	$(56.2)	(46.4)%

Earnings per share attributable to Avient common shareholders - Basic:	$0.36	$0.42			$0.71	$1.33
Earnings per share attributable to Avient common shareholders - Diluted:	$0.36	$0.41			$0.71	$1.32
nm - not meaningful
Sales
Sales decreased $8.7 million, or 1.1%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Favorable foreign currency impacts were 1.8%, while sales, excluding the impacts of foreign exchange, decreased 2.9%. The sales decline was primarily within the consumer, industrial, building and construction and energy end markets, partially offset by sales increases in the defense, healthcare and telecommunications end markets.
Sales increased $5.7 million, or 0.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Favorable foreign currency impacts were 0.4%, while sales, excluding the impacts of foreign exchange, decreased 0.2%. Sales increases within the healthcare, defense and telecommunications end markets were offset by declines in the consumer, industrial and energy end markets.
Gross Margin
Gross margin as a percentage of sales was 30.4% for the three months ended September 30, 2025 compared to 32.1% for the three months ended September 30, 2024. This decrease was driven primarily by higher environmental remediation charges of $10.3 million, net of recoveries, and higher restructuring charges of $3.8 million.

15 AVIENT CORPORATION

Gross margin as a percentage of sales was 31.4% for the nine months ended September 30, 2025 compared to 32.0% for the nine months ended September 30, 2024. This decrease was driven primarily by higher restructuring charges of $14.3 million and higher operating costs, primarily associated with planned maintenance in the second quarter of 2025, partially offset by lower environmental remediation charges of $10.7 million, net of recoveries.
Selling and administrative expense
Selling and administrative expense decreased $6.4 million for the three months ended September 30, 2025, primarily driven by productivity initiatives and lower incentive compensation cost. Selling and administrative expense increased $68.6 million for the nine months ended September 30, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, and charges of $14.7 million associated with unpaid contractual obligations for hosting fees. These charges were partially offset by productivity initiatives and lower incentive compensation cost.
Interest expense, net
Interest expense, net decreased $2.7 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, primarily driven by the benefit of reduced interest rates resulting from previous refinancing activity, in addition to prepayments totaling $100.0 million made on our senior secured term loan in the second and third quarters of 2025.
Income taxes
During the three months ended September 30, 2025, the Company’s effective tax rate was 23.5%, compared to 22.5% in the same period of 2024. The increase was primarily driven by jurisdictional earnings mix, partially offset by lower global intangible low-taxed income (GILTI) tax and a benefit associated with a decrease in previously unrecognized tax benefits resulting from the expiration of statutes of limitations.
For the nine months ended September 30, 2025, the Company’s effective tax rate was 23.9%, compared to 24.3% in the prior-year period. The decrease was primarily due to a reduction in GILTI tax and the benefit associated with a decrease of previously unrecognized tax benefits resulting from the expiration of statutes of limitations. These benefits were partially offset by the jurisdictional earnings mix.
Refer to Note 6, Income Taxes, for further details.
SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks; and (2) Specialty Engineered Materials.
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer. Our CODM utilizes this measure as an input to determine appropriate resource allocations to our segments in the annual planning process and to periodically assess segment performance, primarily by evaluating actual results in comparison to the annual operating plan and forecast. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.

16 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Sales:
Color, Additives and Inks	$509.9	$521.5	$(11.6)	(2.2)%	$1,568.2	$1,578.8	$(10.6)	(0.7)%
Specialty Engineered Materials	297.7	294.6	3.1	1.1%	935.8	917.1	18.7	2.0%
Corporate	(1.1)	(0.9)	(0.2)	nm	(4.4)	(2.0)	(2.4)	nm
Total sales	$806.5	$815.2	$(8.7)	(1.1)%	$2,499.6	$2,493.9	$5.7	0.2%

Operating income:
Color, Additives and Inks	$73.8	$75.5	$(1.7)	(2.3)%	$242.7	$236.4	$6.3	2.7%
Specialty Engineered Materials	37.3	36.4	0.9	2.5%	124.6	132.6	(8.0)	(6.0)%
Corporate	(44.0)	(34.7)	(9.3)	(26.8)%	(203.4)	(125.3)	(78.1)	(62.3)%
Total operating income	$67.1	$77.2	$(10.1)	(13.1)%	$163.9	$243.7	$(79.8)	(32.7)%
Color, Additives and Inks
Sales decreased $11.6 million, or 2.2%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Favorable foreign currency impacts were 2.0%, while sales, excluding the impacts of foreign exchange, decreased 4.2%. The sales decrease was primarily within the consumer, packaging and building and construction end markets, partially offset by a sales increase in the healthcare end market.
Sales decreased $10.6 million, or 0.7%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Favorable foreign currency impacts were 0.4%, while sales, excluding the impacts of foreign exchange, decreased 1.1%. The sales decrease was primarily within the consumer, transportation and building and construction end markets, partially offset by a sales increase in the healthcare end market.
Operating income decreased $1.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by lower sales, partially offset by cost savings from productivity and restructuring actions and lower incentive compensation.
Operating income increased $6.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by improved mix and cost savings from productivity and restructuring actions.
Specialty Engineered Materials
Sales increased $3.1 million, or 1.1%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Favorable foreign currency impacts were 1.6%, while sales, excluding the impacts of foreign exchange, decreased 0.5%. The sales decrease was primarily within the energy, industrial and consumer end markets, partially offset by sales increases in the defense, telecommunications and healthcare end markets.
Sales increased $18.7 million, or 2.0%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Favorable foreign currency impacts were 0.5%, while sales, excluding the impacts of foreign exchange, increased 1.5%. The sales increase was primarily within the healthcare, defense and telecommunications end markets, partially offset by declines in the consumer, industrial and energy end markets.
Operating income increased $0.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher sales.
Operating income decreased $8.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven by higher operating costs, primarily associated with planned maintenance in the second quarter of 2025, and investments in the Company's growth vectors.
Corporate
Corporate costs increased $9.3 million for the three months ended September 30, 2025, primarily driven by higher environmental remediation charges of $10.3 million, net of recoveries, and higher restructuring costs of $4.7 million, partially offset by productivity initiatives and lower incentive compensation.

17 AVIENT CORPORATION

Corporate costs increased $78.1 million for the nine months ended September 30, 2025, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, charges of $14.7 million associated with unpaid contractual obligations for hosting fees, and higher restructuring costs of $22.0 million. Partially offsetting these charges was lower environmental remediation charges of $10.7 million, net of recoveries, and lower incentive compensation.
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
The following table summarizes our liquidity as of September 30, 2025 and December 31, 2024:

(In millions)	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$445.6	$544.5
Revolving credit availability	487.3	211.4
Liquidity	$932.9	$755.9
As of September 30, 2025, approximately 76% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2025 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for the remainder of 2025 include additional debt prepayments, interest payments, cash taxes, dividend payments, environmental remediation payments and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024.
Operating Activities — Net cash provided by operating activities decreased $0.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven primarily by higher incentive compensation payments in 2025 associated with 2024 performance and increased working capital, partially offset by insurance proceeds of $34.0 million for previously incurred losses at the Calvert City site and lower restructuring payments.
Investing Activities — Net cash used by investing activities during the nine months ended September 30, 2025 and 2024 of $64.2 million and $79.5 million, respectively, primarily reflects the impact of capital expenditures.
Financing Activities — Net cash used by financing activities for the nine months ended September 30, 2025 of $181.7 million primarily reflects payment on long-term borrowings of $100.2 million and $74.1 million of dividends paid.
Net cash used by financing activities for the nine months ended September 30, 2024 of $93.8 million primarily reflects payment on long-term borrowings of $659.1 million, $70.5 million of dividends paid and $9.6 million of debt financing costs, partially offset by $650.0 million of proceeds from long-term borrowings.

18 AVIENT CORPORATION

Debt
As of September 30, 2025, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2025	$0.2
2026	0.5
2027	0.4
2028	0.4
2029	621.1
Thereafter	1,376.5
Aggregate maturities	$1,999.1
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
During the three and nine months ended September 30, 2025, the Company made voluntary prepayments of $50.0 million and $100.0 million, respectively, on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made without penalty or premium.
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
As of September 30, 2025, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations and environmental remediation obligations. During the nine months ended September 30, 2025, we refinanced our senior secured term loan, which reduced the interest rate per annum by 25 basis points, and made voluntary prepayments totaling $100.0 million, refer to Note 7, Financing Arrangements. There were no other material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

20 AVIENT CORPORATION

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except for below, as of September 30, 2025, there have been no material changes to the risk factors that were previously disclosed.
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

21 AVIENT CORPORATION

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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of September 30, 2025, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.
ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2025.

22 AVIENT CORPORATION

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

23 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2025	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

24 AVIENT CORPORATION