Form 10-K
period 2025-12-31
AVIENT CORP
filed 2026-02-17
CIK 1122976

United States
Securities and Exchange Commission

Washington, DC 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☑
The aggregate market value of the registrant’s outstanding common shares held by non-affiliates on June 30, 2025, determined using a per share closing price on that date of $32.31, as quoted on the New York Stock Exchange, was $3.0 billion.
The number of shares of common shares outstanding as of February 6, 2026 was 91,624,728.
AVIENT  CORPORATION

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2026 Annual Meeting of Shareholders.
AVIENT  CORPORATION

PART I
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial condition, performance and/or sales. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance; estimated capital expenditures; results of current and anticipated market conditions and market strategies; sales efforts; expenses; the outcome of contingencies such as legal proceedings and environmental liabilities; and financial results. Factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•disruptions, uncertainty or volatility in the global credit markets that could adversely impact the availability of credit already arranged and the availability and cost of credit in the future;
•the effect on foreign operations of currency fluctuations, tariffs and other political, economic and regulatory risks;
•disruptions or inefficiencies in our supply chain, logistics, or operations;
•changes in laws and regulations in jurisdictions where we conduct business, including with respect to plastics and climate change;
•changes to foreign trade policy, including new or increased tariffs and changing import/export regulations;
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
•information systems failures, cybersecurity breaches and cyberattacks;
•our ability to service our indebtedness and restrictions on our current and future operations due to our indebtedness;
•amounts for cash and non-cash charges related to restructuring plans that may differ from original estimates, including because of timing changes associated with the underlying actions;
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation, geopolitical conflicts and any recessionary conditions; and
•other factors described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”
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
Avient was formed as PolyOne Corporation on August 31, 2000, from the consolidation of The Geon Company (Geon) and M.A. Hanna Company (Hanna). Through a series of acquisitions, divestitures, operational improvements and cultural shifts, the Company has transformed to become an innovator of materials solutions. Effective June 30, 2020, the Company amended its existing Articles of Incorporation to change its name to Avient Corporation and changed its ticker symbol from “POL” to “AVNT”, effective at the start of trading on July 13, 2020.
Avient Corporation is incorporated in Ohio and headquartered in Avon Lake, Ohio. We currently have 98 manufacturing sites in North America, South America, Asia, Europe, the Middle East, and Africa (EMEA). In 2025, the Company had sales of $3.3 billion, approximately 61% of which were to customers outside the United States. Using formulation expertise, materials science and operational capabilities, we create an essential link between large chemical producers (our raw material suppliers) and designers, assemblers and processors of polymers (our customers). We believe that our role in the value chain continues to become more vital as our customers increasingly need reliable suppliers with global reach, a local touch, and highly effective materials-based solutions to help improve their products' performance, appeal, differentiation, profitability and competitive advantage. Our goal is to provide customers with innovative materials solutions through our global footprint, broad market knowledge, technical expertise, product breadth, manufacturing operations and raw materials procurement leverage. Our end markets include consumer, packaging, defense, healthcare, industrial, transportation, building and construction, telecommunications and energy.
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
Thermoplastics and polymer composites are found in a variety of end-use products and markets, including packaging, defense, building and construction, wire and cable, transportation, medical, furniture and furnishings, durable goods, outdoor high-performance equipment, electrical and electronics, adhesives, inks and coatings and fiber. Each type of thermoplastic resin has to ultimately achieve unique characteristics (such as flexibility, strength or durability) suitable for use in a particular end-use application. The materials science and manufacturing processes required to achieve those characteristics is the specialty role that Avient plays.
2 AVIENT CORPORATION

The following are examples, by industry, where Avient materials solutions address specific market requirements or challenges. In the packaging industry, colorants and additives are used to lightweight, enhance consumer appeal, increase design freedom, improve recyclability, enable recycled content to be incorporated, and preserve and protect the packaging's contents. In wire and cable, thermoplastics and composites enhance performance and extend product life by providing electrical insulation, flame resistance, water resistance and strain resistance for highly engineered electrical and telecommunications wires, cables and connectors. In the defense industry, ultra-high molecular weight fiber is relied upon and incorporated into tactical vests, hard armor plates, shields, bomb suits, helmets, and military vehicles (air, sea and ground). In the transportation industry, plastic has proven to be durable, lightweight and corrosion resistant while offering fuel savings, design flexibility and high performance, often replacing traditional materials such as metal and glass. In the medical industry, plastics are used for a vast array of devices and equipment, including blood and intravenous bags, medical tubing, catheters, lead replacement for radiation shielding, clamps and connectors to bed frames, curtains and sheeting, electronic enclosures and equipment housing. In the outdoor high performance industry, plastic applications are used for components and colorants for all terrain vehicles, and reinforced polymers are used for various outdoor equipment and gear. In the electronics industry, plastic enclosures and connectors not only enhance safety through electrical insulation, but thermally and electrically conductive plastics provide heat transferring, cooling, anti-static, electrostatic discharge, and electromagnetic shielding performance for critical applications including integrated circuit chip packaging.
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
Avient Segments
We operate in two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Our segments are further detailed in Note 13, Segment Information, to the accompanying consolidated financial statements.
Competition
We compete with global companies and local niche producers on performance, innovation, service, quality, delivery, and price. Our strategy is to focus our technologies where they intersect secular growth trends and to build platforms of scale that differentiate on speed, global reach, and application expertise.
Raw Materials
We primarily purchase polyolefin and other thermoplastics, titanium dioxide, pigments, specialty additives, and ethylene for use in our manufacturing operations, all of which we believe are currently in adequate supply. See the discussion of risks associated with raw material supply and costs in Item 1A, “Risk Factors."
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
Significant Customers
No customer accounted for more than 3% of our consolidated revenues in 2025.
Research and Development
One of our strategic drivers is to "Amplify Innovation," and we have substantial technology and development capabilities, powered by approximately 1,100 employees serving in technical capacities, approximately 120 of whom have PhD level educations. Our efforts are largely devoted to developing new materials solutions to address evolving market and sustainability needs. We do this by providing quality technical services to evaluate alternative raw materials, facilitating the continued success of our products for customer applications, providing technology to improve our products, processes and applications and providing support to our manufacturing plants for cost reduction, productivity and quality improvement programs. We operate research and development centers that support our commercial development activities and manufacturing operations. These facilities are equipped with state-of-the-art analytical, synthesis, polymer characterization and testing equipment, along with pilot plants and polymer manufacturing operations that simulate specific production processes. Our investment in product research and development was $96.7 million in 2025, $98.7 million in 2024, and $90.3 million in 2023.
Methods of Distribution
We sell products primarily through direct sales personnel, distributors, and commissioned sales agents. We primarily use truck carriers to transport our products to customers, although some customers pick up product at our manufacturing facilities or warehouses.
Human Capital Resources
The success and growth of our business depend in large part on our ability to attract, develop and retain talented and high-performing employees at all levels of our organization. We are committed to building additional capabilities within our organization to meet the changing needs of our customers and the dynamic macro environment in which we operate.
We have developed key recruitment and retention strategies, objectives and measures that guide our human capital management approach as part of the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, as described below.
As of December 31, 2025, Avient employed approximately 9,000 people, 33% of which were located in the U.S. and Canada, 33% were located in EMEA, 26% were located in Asia, and 8% were located in Latin America.
Safety and Health
A top priority at Avient is the safety and health of our employees, and our ultimate goal is to operate injury free. Progress toward this goal is measured at the business unit and regional levels, communicated globally, and linked to a number of recognition programs. In 2025, we continued our strong focus on safety with a recordable incident rate of 0.60 per 100 full-time workers per year, compared to the Plastics and Rubber Products Manufacturing industry (NAICS Code 326) average of 2.80 in 2024. Continuous improvement and preventative risk reductions are key focus areas, including the active engagement of our employees in safety activities. We also continue to be recognized as an American Chemistry Counsel Responsible Care® company and set high standards for our operations as we strive to achieve our goal of zero recordable injuries.
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

4 AVIENT CORPORATION

Training and Development
We provide meaningful learning engagements and skill development opportunities to all global employees. Learning is ingrained in our culture and every Avient employee participates in training annually. We manage training and development through global programs and technology, to provide a consistent and high-quality experience for all. Each year, training is completed through a variety of different methods, which focus on leadership development, safety, Lean Six Sigma concepts, technical and operational skills and ethics and compliance.
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
Inclusion and Impact
Our talented people leverage their unique backgrounds across a myriad of aspects and skills toward a common goal: meeting the needs of the present without compromising the ability of future generations to do the same. This spirit of inclusive collaboration can be felt throughout our Company. It drives the innovation that earns us leadership positions in the markets we serve and underpins the high level of respect we show each other every day.
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
We celebrate, reward and share our employees’ great work through our recognition programs, including those that all employees can earn for their extra effort and impact. In addition, we provide our employees an opportunity to support communities by giving each individual 16 hours of paid time off each year. In 2025, all of our sites and more than 6,000 employees generously gave over 13,000 volunteer hours and $1.4 million in donations around the world.
A Great Place to Work®
Our ongoing employee feedback is highly valued, discussed, and most importantly, acted upon, to make improvements. In addition to holding action planning sessions, new manager assimilations, and 360 reviews, we also conduct annual employee engagement surveys. Last year, we continued to focus on our action plans for each site location and team to improve the experience and engagement of our global teams. We are proud that our employees feel we are a Great Place to Work®, as evidenced by our six Great Place to Work® certifications. Understanding how our employees feel about their experiences at Avient and our culture is critical and helps us ensure that the right capabilities and behaviors are developed across the organization.

5 AVIENT CORPORATION

Environmental, Health and Safety and Other Regulations
We are also subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, anti-money laundering, import and export compliance, antitrust, data security and privacy, employment, public health and safety, intellectual property, transportation, zoning, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects.
We are strongly committed to safety as evidenced by our low injury incidence rate of 0.60 per 100 full-time workers per year in 2025 and 0.40 in 2024. The 2024 average injury incidence rate for our NAICS Code (326 Plastics and Rubber Products Manufacturing) was 2.80. We hold the American Chemistry Council's certification as a Responsible Care Management System® (RCMS) company. Certification was granted based on Avient's conformance to the RCMS's comprehensive environmental health, safety and security requirements. The RCMS certification affirms the importance Avient places on having strong environmental, health, safety and security performance. In our operations, we must comply with product-related governmental law and regulations affecting the plastics industry generally and also with content-specific law, regulations and non-governmental standards. We believe that compliance with current governmental laws and regulations and with non-governmental content-specific standards will not have a material adverse effect on our financial position, results of operations or cash flows. The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at these plants, as is the case with other companies in the plastics industry. Therefore, we may incur additional costs or liabilities in the future. Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, including those under the European Union Restriction of the Use of Certain Hazardous Substances Directive (RoHS), Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Dodd-Frank Wall Street Reform and Consumer Protection Act (covering Conflict Minerals), and the Consumer Product Safety Improvement Act, the implementation of additional content-specific standards, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products, could also result in additional costs or liabilities.
Refer to Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements for discussion of environmental investigation and remediation matters and Item 1A, "Risk Factors" for discussion of matters pertaining to other regulation.
International Operations
Our international operations are subject to a variety of risks, including currency fluctuations and devaluations, exchange controls, import/export restrictions, currency restrictions and changes in local economic conditions. While the impact of these risks is difficult to predict, any one or more of them could adversely affect our future operations. For more information about the noted risks, see Item 1A, "Risk Factors." For more information about our international operations, see Note 13, Segment Information, to the accompanying consolidated financial statements.
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

6 AVIENT CORPORATION

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
We conduct a substantial portion of our business outside the U.S., with approximately 61% of our sales outside the U.S. We also have many facilities located outside the U.S., as detailed in Item 2, “Properties.” Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent in international operations include, but are not limited to, the following:
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
We could be adversely affected by violations of the FCPA, UK Bribery Act and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. As a global company, we operate in many parts of the world that have experienced governmental corruption. While we have no basis to believe such actions are occurring, if we are found to be liable for FCPA, UK Bribery Act, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business. We have robust policies that require compliance with all laws and regulations and we strictly enforce those policies. However, it is always possible an employee's or agent's unlawful actions may avoid detection.
Any of these risks could have an adverse effect on our international operations by reducing demand for our products.
7 AVIENT CORPORATION

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
Several factors have in the past and may in the future affect the demand for and supply of of products and services, including:
•economic downturns, inflation or other uncertainty or volatility in the significant end markets that we serve;
•product obsolescence or technological changes that unfavorably alter the value/cost proposition of our products and services;
•competition from existing and unforeseen polymer and non-polymer based products;
•declines in general economic conditions or reductions in industrial production growth rates, both domestically and globally, which could impact customer confidence and demand, and our customers’ ability to pay amounts owed to us;
•changes in environmental regulations that limit our ability to purchase materials or sell our products and services in specific markets;
•changes in demand for, and laws and regulations regarding, plastic materials; and
•inability to obtain raw materials or supply products to customers due to factors such as supplier work stoppages or insolvency, supply shortages, plant outages or regulatory changes that may limit or prohibit overland transportation of certain hazardous materials and exogenous factors, like severe weather.
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
8 AVIENT CORPORATION

Environmental, health and safety laws and regulations impact our operations and financial statements.
Our operations on, and ownership of, real property are subject to environmental, health and safety laws and regulations at the national, state and local governmental levels (including, but not limited to, the Regulation, Evaluation, Authorization, and Restriction of Chemicals (REACH), the Classification, Labeling, and Packaging Regulation (CLP), Restriction of Hazardous Substances (RoHS) and the Consumer Product Safety Improvement Act of 2008). The nature of our business exposes us to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are improperly handled and released. Environmental compliance requirements imposed on us and our vendors may significantly increase the costs of these activities involving raw materials, energy, finished products and wastes. We may incur substantial costs, including fines, criminal or civil sanctions, damages, and remediation costs, or experience interruptions in our operations for violations of these laws.
Our accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amounts accrued for environmental matters reflect the best information available and our assumptions about remediation requirements at the applicable site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites. Changes in estimates on which accruals are based, unanticipated government actions, or changes in health, safety, environmental or chemical control regulations could result in higher costs.
Electricity, fuel, logistics and raw material availability and costs have in the past and could in the future cause volatility in our results.
The cost of our electricity, fuel, logistics and raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Electricity and raw materials costs represent a substantial part of our manufacturing costs. We source certain strategic raw materials that may be difficult to replace or for our customers to requalify, which could result in the need to accept price increases. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or reductions or significant facility operating problems. Other external factors beyond our control, including, but not limited to, trade barriers due to geopolitical tensions, can also cause fluctuations in raw materials prices, which could negatively impact demand for our products and cause volatility in our results.
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
We depend on integrated information systems to conduct our business, including communicating with employees and customers, ordering and managing materials from suppliers, shipping products to customers, and analyzing and reporting results of operations. Avient's IT capabilities are delivered through a combination of internal and external services and service providers. In addition, some of our systems, tools and resources use, integrate, or will integrate some form of artificial intelligence (AI), which has the potential to result in bias, miscalculations, data errors, and intellectual property infringement, and introduces additional risk associated with unauthorized access to our intellectual property, data security events, and disruption to our business. Further, we store sensitive data, including proprietary business information, intellectual property and confidential employee or other personal data, on our servers and databases.
9 AVIENT CORPORATION

Cybersecurity breaches, global information systems security threats and more sophisticated and targeted computer crime, including from threat actors who are increasingly leveraging AI for cyberattacks, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. We continue to update our infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence; however, our systems, networks and products may nevertheless be vulnerable to advanced persistent threats or other types of system failures. Depending on their nature and scope, such threats and system failures could lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could cause customers to cancel orders or otherwise adversely affect our reputation, competitiveness and results of operations. We have experienced targeted and non-targeted cybersecurity attacks in the past and we could experience similar incidents in the future. To date, no cybersecurity incident or attack has had a material impact on our business or consolidated financial statements.
We are currently involved in various legal proceedings, and may be subject to future claims or other liability that could negatively impact our business and results of operations.
From time to time, we are involved in various legal proceedings or in commercial disputes and other legal and regulatory proceedings related to our business. Additionally, our development, manufacture and sale of specialty materials, including those sold to medical, automotive, consumer packaging, and construction end markets, involves risk of exposure to product liability claims, warranty claims, product recalls and related adverse publicity. While management establishes reserves based on assessments of the contingencies related to legal claims asserted against the Company, subsequent developments may affect such assessments and our estimates of the loss contingency and require payments in excess of the Company's reserves. An adverse judgment or significant product liability, warranty, or recall action could result in substantial expenditures, affect consumer confidence in our products and divert management's attention from other matters. While we maintain product liability insurance, insurance coverage may not be adequate.
Failure to develop new products and protect our intellectual property could negatively impact our future performance and growth.
Innovation and product development are foundational to our strategy and important to our future growth. Failure to create or acquire new technologies and new products could negatively impact our ability to deliver strong financial results. We may face challenges in customer qualification and adoption of new technologies, and failure of our products to work as predicted could lead to liability and damage to customer relationships and our reputation. We continually apply for and obtain U.S. and foreign patents to protect the results of our research and development efforts. Failure to protect our intellectual property could negatively affect our future performance and growth.
We are subject to risks associated with climate change and climate change legislation, regulation and international agreements.
Carbon emissions have become the subject of state and local, regional, national, and international attention. Concerns about climate change have resulted and may continue to result in the imposition of additional regulations or restrictions to which we may become subject. These regulatory developments related to climate change and climate disclosure and diligence, including the Corporate Sustainability Reporting Directive, could increase our operating and compliance costs, thereby impacting our business and consolidated financial statements.
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
As of December 31, 2025, we had goodwill of $1,757.6 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with customers, strategic decisions made in response to economic or competitive conditions could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information on the results of our annual impairment testing, see Note 2, Goodwill and Intangible Assets, to the accompanying consolidated financial statements and “Critical Accounting Policies and Estimates” included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Avient may be subject to risks relating to changes in tax rates, changes in global tax laws and regulations, or exposure to additional income tax liabilities.
Avient is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be affected materially by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax legislation, regulations, and policies. The amount of income taxes paid is subject to ongoing audits and litigation by tax authorities in the countries in which we operate. If these audits and/or litigation result in assessments different from amounts reserved, future financial results may include material unfavorable adjustments to our tax liabilities and cash taxes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

12 AVIENT CORPORATION

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have a global cybersecurity program designed to identify, protect, detect, respond to and recover from cybersecurity risks and threats. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our cybersecurity program, and monitor the risks associated with third party service providers. Internal audit reviews, penetration and vulnerability tests and other exercises are used to evaluate the effectiveness of our cybersecurity program and improve our security measures and planning. Additionally, organizational risks, including those associated with cybersecurity, are assessed regularly as part of Avient's Enterprise Risk Management program.
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
Governance
Our Chief Information Security Officer (CISO), who reports to our Chief Information Officer (CIO), is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems.
Avient's CISO has more than two decades of experience in information security across the pharmaceutical, medical device, and insurance sectors. This background includes responsibility for global functions such as data protection, insider risk management, threat detection and response, incident handling, vulnerability management, penetration testing, cloud security operations, and security engineering. The CISO's prior roles include the development and execution of information protection programs, management of third-party security and audit activities, and oversight of compliance initiatives aligned with frameworks and regulatory requirements including the National Institute of Standards and Technology, the International Organization for Standardization 27001, the Sarbanes-Oxley Act, and the Global Data Protection Regulation. The CISO holds professional certifications including Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM), and Certified Information Systems Security Professional (CISSP).
Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the information security team, and through the use of technological tools and software and results from third-party audits. Our CISO has a clear escalation path to senior management for cyber-related events.
Our CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our cybersecurity teams hold relevant certifications, including, but not limited to: CISA, CISM, CISSP, Certified in Risk and Information Systems Control, Factor Analysis for Information Risk (FAIR) Analyst, Security Systems Certified Practitioner (SSCP) or Certified Federal Information Security Management Act Compliance Practitioner. We also supplement our cybersecurity program with third-party experts, who provide assessments of our program, testing of our environment, monitoring support, as well as insights into evolving trends in this space.
The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board has been delegated specific risk oversight responsibilities related to cybersecurity and data protection. The Audit Committee receives regular updates from the CIO or CISO, and, as applicable, the internal audit team, regarding the Company's material risks from cybersecurity threats, cybersecurity defense and detection capabilities, incident response plans and employee training activities.
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
13 AVIENT CORPORATION

ITEM 2. PROPERTIES
Headquartered in Avon Lake, Ohio, we operate globally with principal locations consisting of 98 manufacturing sites in North America, South America, Asia, Europe, the Middle East, and Africa. We own the majority of our manufacturing sites. We believe that the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future. The following table identifies the principal facilities of our segments:

Specialty Engineered Materials	Color, Additives and Inks
1. Birmingham, Alabama	1. Glendale, Arizona	28. Chuzhou, China	56. Karachi, Pakistan
2. Mesa, Arizona	2. Phoenix, Arizona	29. Guangzhou, China	57. Lima, Peru
3. Englewood, Colorado	3. Bethel, Connecticut	30. Pudong, China	58. Konstantynow, Poland
4. Montrose, Colorado	4. Kennesaw, Georgia	31. & 32. Shanghai, China (c)	59. Kutno, Poland
5. North Haven, Connecticut	5. West Chicago, Illinois	33. Suzhou, China	60. Jeddah, Saudi Arabia
6. McHenry, Illinois	6. La Porte, Indiana	34. Tianjin, China	61. Riyadh, Saudi Arabia
7. Winona, Minnesota	7. Lewiston, Maine	35. Cota, Colombia	62. Jurong, Singapore
8. Greenville, North Carolina	8. Holden, Massachusetts	36. Aland, Finland	63. Randburg, South Africa
9. Hickory, North Carolina	9. Albion, Michigan	37. Cergy, France	64. Alicante, Spain
10. Avon Lake, Ohio	10. Minneapolis, Minnesota	38. Tossiat, France	65. Barcelona, Spain
11. Hatfield, Pennsylvania	11. St. Louis, Missouri	39. Ahrensburg, Germany	66. Pamplona, Spain
12. Changzhou, China	12. Mooresville, North Carolina	40. Lahnstein, Germany	67. Sant Andreu, Spain
13. Laiwu, China	13. Berea, Ohio	41. Guatemala City, Guatemala	68. Malmoe, Sweden
14. Shenzhen, China	14. Massillon, Ohio	42. Gyor, Hungary	69. Taoyuan, Taiwan
15. Suzhou, China	15. North Baltimore, Ohio	43. Kalol, India	70. Bangkok, Thailand
16. Gaggenau, Germany	16. Norwalk, Ohio	44. Pune, India (d)	71. Phan Thong, Thailand
17. Melle, Germany	17. Lehigh Valley, Pennsylvania	45. Rania, India	72. Gazientep, Turkey
18. Geleen, Netherlands	18. Mountain Top, Pennsylvania	46. Vashere, India	73. Gebze, Turkey
19. Heerlen, Netherlands	19. Vonore, Tennessee	47. Tangerang, Indonesia	74. Barnsley, United Kingdom
20. Barbastro, Spain	20. Winchester, Virginia	48. Naas, Ireland	75. Knowsley, United Kingdom
21. Istanbul, Turkey	21. Lomas de Zamora, Argentina	49. Lomagna, Italy	76. Thuan An, Vietnam
22. Leek, United Kingdom	22. Assesse, Belgium	50. Merate, Italy	Suwanee, Georgia (b)
Maryland Heights, Missouri (b)	23. Louvain-La-Nueve, Belgium	51. Pogliano, Italy
Shanghai, China (b)	24. Itupeva, Brazil	52. Butterworth, Malaysia
Stanley, North Carolina (b)	25. Suzano, Brazil	53. Santa Clara, Mexico
Pune, India (a), (d)	26. Toronto, Canada	54. Toluca, Mexico
Pamplona, Spain (a)	27. Maipu, Chile	55. Auckland, New Zealand
(a)Facility is not included in manufacturing plants total as it is also included in the Color, Additives and Inks segment.
(b)Facility is not included in manufacturing plants total as it is a design center/lab.
(c)There are two manufacturing plants located in Shanghai, China.
(d)Location also includes a design center/lab.

ITEM 3. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying consolidated financial statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
14 AVIENT CORPORATION

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers are elected by our Board of Directors to serve one-year terms. The following table lists the name of each person serving as an executive officer of the Company, their age, and position with the Company as of February 6, 2026.

Name	Age	Position
Ashish K. Khandpur	58	Chairman, President and Chief Executive Officer
Jamie A. Beggs	49	Senior Vice President and Chief Financial Officer
Philip G. Clark, Jr.	56	Senior Vice President and Chief Technology Officer
Kristen A. Gajewski	44	Senior Vice President and Chief Human Resources Officer
Michael J. Irwin	47	Senior Vice President, New Business Development & Marketing Excellence
Woon Keat Moh	52	Senior Vice President and President of Color, Additives and Inks
Nello Rizzo	58	Senior Vice President, Global Supply Chain
Amy M. Sanders	53	Senior Vice President, General Counsel and Secretary
David Schneider	56	Senior Vice President and President of Specialty Engineered Materials
Ashish K. Khandpur, Ph.D.: Chairman, May 2025 to date; President and Chief Executive Officer, December 2023 to date; Director, December 2023 to date. Group President of the Transportation & Electronics business group for 3M Company (a global manufacturing and technology company) ("3M") from April 2021 to November 2023. During his 28-year career with 3M, Dr. Khandpur held a series of roles with increasing responsibility, including Executive Vice President, Transportation & Electronic business group, from April 2019 to April 2021; Executive Vice President, Electronics & Energy business group, from July 2017 to March 2019; and Senior Vice President, Research & Development and Chief Technology Officer, from July 2014 to June 2017, among other roles.
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
Kristen A. Gajewski: Senior Vice President and Chief Human Resources Officer, February 2023 to date. Global HR Director, Talent Management and Corporate Functions, September 2022 to January 2023. Global HR Director, Color, Additives and Inks, February 2017 to August 2022, including an international assignment from December 2017 to September 2019 with additional responsibility for the EMEA and India region. Global Training and Organizational Development Director from January 2016 to January 2017. Training and Organizational Development Senior Manager from March 2015 to December 2015. Training and Organizational Development Manager from July 2013 to February 2015. Prior to joining Avient, Ms. Gajewski held HR roles of increasing responsibility at AkzoNobel Decorative Coatings (a business unit of AkzoNobel specializing in manufacturing paints and coatings) from May 2009 to June 2013.
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
15 AVIENT CORPORATION

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
Nello Rizzo: Senior Vice President, Global Supply Chain, January 2026 to date. Senior Vice President and Chief Supply Chain Officer, Momentive Performance Materials (a plastic fabrication company) ("Momentive") from November 2014 to December 2025, and Vice President of Supply Chain Global Operations from 2012 to 2014. Prior to Momentive, Mr. Rizzo held operations roles at PPG Industries, 3M, ThyssenKrupp, and ENEL SpA.
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
David Schneider: Senior Vice President and President of Specialty Engineered Materials, September 2025 to date. Vice President, Electronics Materials Solutions Division, 3M from February 2022 to September 2025. Over his nearly 33-year career at 3M, Mr. Schneider held roles of increasing responsibility, including Vice President, Automotive Aftermarket Division, from April 2018 to February 2022; Integration and Global Business Director, Separation and Purification Sciences Division, from March 2015 to April 2018, among other roles beginning in 1993.
16 AVIENT CORPORATION

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares, $0.01 par value per share, are traded on the New York Stock Exchange under the symbol “AVNT.”
As of February 6, 2026, there were 1,285 holders of record of our common shares.
We currently have an authorized common share repurchase program. During the twelve months ended December 31, 2025, we did not repurchase any common shares.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	$—	—	4,957,472
November 1 to November 30	—	$—	—	4,957,472
December 1 to December 31	—	$—	—	4,957,472
Total	—	$—	—

(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of December 31, 2025, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

ITEM 6. [RESERVED]
17 AVIENT CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Unless otherwise noted, the discussion that follows includes a comparison of our results of operations, liquidity and capital resources, and cash flows for fiscal years 2025 and 2024. For a discussion of changes from fiscal year 2024 to fiscal year 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.
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
Our Business
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants and silicone colorants. Headquartered in Avon Lake, Ohio, with 2025 sales of $3.3 billion, we have manufacturing and warehouses around the globe, with 61% of our sales to customers outside the United States. We provide value to our customers through our ability to link our knowledge of polymers and materials science with our manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers and processors of materials.
Strategy and Key Trends
In 2024, we unveiled Avient's new strategic direction guided by our purpose: to be an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. We seek to achieve this with a two-pronged strategic approach: 1) building new platforms of scale, to play bigger and bolder in high-growth markets, and 2) catalyzing our core business, to maximize the impact of our existing portfolio. We have identified growth vectors — specific markets and applications targeted for above-market growth — in both accelerating markets and in our core business, by intersecting secular trends with our technologies.
We seek to operationalize our strategy using four strategic drivers: Portfolio Prioritization; Amplify Innovation; Digital for Operational Excellence and Growth; and Leadership, Talent, and Culture for the Avient of the Future. Our strategy builds upon Avient's foundational strengths refined over our history: unwavering customer focus; global reach with a local touch; diverse technology portfolio; commercial excellence; financial rigor and prudence; and a culture of safety and sustainability. The safety and health of our employees remain top priorities, and our ultimate goal is to operate injury-free.
In 2025, we made significant progress implementing our new strategy. Our growth vector sales are outpacing the rest of the Company, with defense and healthcare leading the way. Internal R&D collaboration has increased, resulting in technology sharing across businesses and geographies. We have bolstered digital capabilities with a focus on pilot projects designed to improve speed and efficiency. We continued to foster the culture needed to execute our strategy, and to build our talent pipeline by promoting leaders from within while bringing in external expertise as needed.
18 AVIENT CORPORATION

Results of Operations				Variances — Favorable (Unfavorable)
				2025 versus 2024
(Dollars in millions, except per share data)	2025	2024	2023	Change	% Change
Sales	$3,260.2	$3,240.4	$3,142.8	$19.8	0.6%
Cost of sales	2,244.6	2,183.7	2,250.3	(60.9)	(2.8)%
Gross margin	1,015.6	1,056.7	892.5	(41.1)	(3.9)%
Selling and administrative expense	812.1	727.4	695.7	(84.7)	(11.6)%
Operating income	203.5	329.3	196.8	(125.8)	(38.2)%
Interest expense, net	(98.6)	(105.6)	(115.3)	7.0	6.6%
Other income, net	6.8	1.1	5.8	5.7	nm
Income from continuing operations before income taxes	111.7	224.8	87.3	(113.1)	(50.3)%
Income tax expense	(28.1)	(54.1)	(11.0)	26.0	nm
Net income from continuing operations	$83.6	$170.7	$76.3	$(87.1)	(51.0)%
Loss from discontinued operations, net of income taxes	—	—	(0.1)	—	nm
Net income	83.6	170.7	76.2	(87.1)	(51.0)%
Net income attributable to noncontrolling interests	(1.7)	(1.2)	(0.5)	(0.5)	nm
Net income attributable to Avient common shareholders	$81.9	$169.5	$75.7	$(87.6)	(51.7)%

Earnings per share attributable to Avient common shareholders - basic:	$0.90	$1.86	$0.83
Earnings per share attributable to Avient common shareholders - diluted:	$0.89	$1.84	$0.83

Gross margin as a percentage of sales	31.2%	32.6%	28.4%
nm - not meaningful
Sales
Sales increased $19.8 million, or 0.6%, in 2025 compared to 2024. Favorable foreign currency impacts were 0.9%, while sales, excluding the impacts of foreign exchange, decreased 0.3%. The sales decline was primarily within the consumer, industrial and energy end markets, partially offset by sales increases in the healthcare, defense and telecommunications end markets.
Gross Margin
Gross margin decreased to 31.2% from 32.6% in 2025 compared to 2024, primarily driven by higher restructuring charges of $22.2 million and higher operating costs, which included planned maintenance in the second quarter of 2025. Further, in 2024, Avient recognized a gain from insurance recoveries associated with previously incurred environmental remediation costs of $34.7 million as compared to a gain of $2.0 million in 2025. This was partially offset by lower environmental remediation charges of $11.6 million.
Selling and administrative expense
These costs include selling, technology, administrative functions, amortization of intangible assets, corporate and general expenses. Selling and administrative expense in 2025 increased $84.7 million compared to 2024, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, charges of $14.7 million associated with unpaid contractual obligations for hosting fees, and higher restructuring charges of $21.7 million. These charges were partially offset by productivity initiatives and lower incentive compensation cost.
Interest expense, net
Interest expense, net decreased $7.0 million in 2025 as compared to 2024, primarily driven by the benefit of reduced interest rates resulting from previous refinancing activity, in addition to prepayments totaling $150.0 million made on our senior secured term loan throughout 2025.

19 AVIENT CORPORATION

Other income, net
Other income, net increased $5.7 million in 2025 as compared to 2024, primarily associated to a $5.4 million increase in mark-to-market income associated with pension and post-retirement plans.
Income taxes
The 2025 consolidated effective tax rate was 25.2% compared to 24.1% in 2024. The higher tax rate was primarily attributable to higher Global Intangible Low-tax Income (GILTI) and Subpart F income and increases in valuation allowances. These increases were partially offset by the tax effects of intercompany transactions, including statutory impairments and the intercompany sale of intellectual property. Refer to Note 11 - Income Taxes for further detail, including a rate reconciliation.
Segment Information
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer. Our CODM utilizes this measure to determine appropriate resource allocations to our segments in the annual planning process and to periodically assess segment performance, primarily by evaluating actual results in comparison to the annual operating plan and forecast. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials. Our segments are further discussed in Note 13, Segment Information, to the accompanying consolidated financial statements.
Sales and Operating Income

			2025 versus 2024
(Dollars in millions)	2025	2024	Change	% Change
Sales:
Color, Additives and Inks	$2,034.2	$2,046.5	$(12.3)	(0.6)%
Specialty Engineered Materials	1,231.3	1,196.8	34.5	2.9%
Corporate	(5.3)	(2.9)	(2.4)	(82.8)%
Total sales	$3,260.2	$3,240.4	$19.8	0.6%

Operating income:
Color, Additives and Inks	$301.3	$296.2	$5.1	1.7%
Specialty Engineered Materials	163.6	167.2	(3.6)	(2.2)%
Corporate	(261.4)	(134.1)	(127.3)	(94.9)%
Total operating income	$203.5	$329.3	$(125.8)	(38.2)%
Color, Additives and Inks
Sales decreased $12.3 million, or 0.6%, in 2025 compared to 2024. Favorable foreign currency impacts were 1.0%, while sales, excluding the impacts of foreign exchange, decreased 1.6%. The sales decrease was primarily within the consumer, building and construction, industrial and transportation end markets, partially offset by growth in the healthcare end market.
Operating income increased $5.1 million, or 1.7%, in 2025 compared to 2024. The increase was primarily driven by improved mix and cost savings from productivity and restructuring actions, in addition to lower incentive compensation cost.
Specialty Engineered Materials
Sales increased $34.5 million, or 2.9%, in 2025 compared to 2024. Favorable foreign currency impacts were 0.9%, while sales, excluding the impacts of foreign exchange, increased 2.0%. The sales increase was primarily within the healthcare, defense and telecommunications end markets, partially offset by declines in the industrial, consumer and energy end markets.
20 AVIENT CORPORATION

Operating income decreased by $3.6 million, or 2.2%, in 2025 compared to 2024. The increase in sales was more than offset by higher operating costs, including costs associated with planned maintenance in the second quarter of 2025, raw material inflation, and investments in the Company's growth vectors.
Corporate
Corporate costs increased $127.3 million in 2025 compared to 2024, primarily driven by an impairment charge of $71.6 million associated with the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, charges of $14.7 million associated with unpaid contractual obligations for hosting fees, and higher restructuring costs of $43.9 million. Further, in 2024, Avient recognized a gain from insurance recoveries associated with previously incurred environmental remediation costs of $34.7 million as compared to a gain of $2.0 million in 2025. This was partially offset by lower environmental remediation charges of $11.6 million in 2025, lower incentive compensation cost, and benefits from productivity initiatives.
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
The following table summarizes our liquidity as of December 31, 2025:

(In millions)
Cash and cash equivalents	$510.5
Revolving credit availability	490.3
Liquidity	$1,000.8
As of December 31, 2025, 76% of the Company’s cash and cash equivalents resided outside the United States.
Based on current projections, we believe that we will be able to continue to manage and control working capital, discretionary spending and capital expenditures and that cash provided by operating activities, along with available borrowing capacity under our revolving credit facilities, will allow us to maintain adequate levels of available capital to fund our operations, meet debt service obligations, continue paying dividends, and pay down debt and/or opportunistically repurchase outstanding common shares for at least twelve months and the foreseeable future thereafter.
Expected sources of cash needed to satisfy cash requirements in 2026 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. Expected uses of cash in 2026 include interest payments, cash taxes, dividend payments, debt repayment, share repurchases, environmental remediation payments and capital expenditures. Capital expenditures are currently estimated to be approximately $140 million in 2026, primarily to support organic sales growth and other strategic investments.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities:

(In millions)	2025	2024	2023
Cash provided by (used by):
Operating Activities	$301.6	$256.8	$201.6
Investing Activities	(97.0)	(120.6)	(94.2)
Financing Activities	(257.1)	(120.9)	(201.7)
Effect of exchange rate on cash	18.5	(16.6)	(1.0)
Net decrease in cash and cash equivalents	$(34.0)	$(1.3)	$(95.3)

21 AVIENT CORPORATION

Operating Activities
Net cash provided by operating activities increased to $301.6 million in 2025, as compared to $256.8 million in 2024, driven primarily by insurance proceeds of $34.0 million for previously incurred losses at the Calvert City site, a $23.0 million reduction in pension, retirement benefits and deferred compensation plan obligations, primarily associated with 2024 benefit payments for executive retirements, and a $17.9 million decrease in environmental remediation payments. This was partially offset by higher incentive payments in 2025 associated with 2024 performance and increased working capital.
Investing Activities
Net cash used by investing activities during 2025 of $97.0 million primarily reflects the impact of capital expenditures of $106.6 million, which were partially offset by proceeds from plant closures of $12.9 million.
Financing Activities
Net cash used by financing activities of $257.1 million in 2025 primarily reflects repayment on long-term borrowings of $150.3 million and $98.8 million of dividends paid.
Total Debt
The following table summarizes debt as of December 31, 2025 and 2024.

(In millions)	2025	2024
Senior secured revolving credit facility	—	—
Senior secured term loan due 2029	559.0	705.2
7.125% senior notes due 2030	718.8	717.5
6.250% senior notes due 2031	642.1	640.8
Other Debt	3.2	3.5
Total Debt	$1,923.1	$2,067.0
Less short-term debt	0.5	7.7
Total long-term debt, net of current portion	$1,922.6	$2,059.3
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
During 2025, the Company made voluntary prepayments of $150.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made without penalty or premium.
On June 12, 2025, the Company entered into a revolving credit agreement (the Revolving Credit Agreement) with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which replaced our previous credit agreement set to mature in 2026. The Revolving Credit Agreement provides for a senior secured revolving credit facility of up to $500.0 million, which may be increased by up to $250.0 million, subject to certain conditions. Loans under the Revolving Credit Agreement will mature on June 12, 2030. The Revolving Credit Agreement contains representations and warranties, affirmative covenants, negative covenants and events of default that are substantially similar to those contained in the Company's existing term loan credit agreement.
As of December 31, 2025 and 2024, we had no borrowings outstanding under our Revolving Credit Facility. As of December 31, 2025, remaining availability under our Revolving Credit Facility was $490.3 million.
As of December 31, 2025, we were in compliance with all customary financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 4, Financing Arrangements to the accompanying consolidated financial statements.
Letters of Credit
Our Revolving Credit Facility provides up to $50.0 million for the issuance of letters of credit, $9.7 million of which was used at December 31, 2025. These letters of credit are issued by the bank in favor of third parties and are mainly related to required insurance programs.
22 AVIENT CORPORATION

Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations and environmental remediation obligations. The following table summarizes our obligations as of December 31, 2025 that are expected to impact liquidity and cash flow in future periods. See Liquidity and Capital Resources for additional discussion of our ability to generate and access cash to meet requirements as well as plans for use of cash in both the short-term and long-term.

	Payment Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Total debt	$1,948.9	$0.5	$0.8	$1,296.6	$651.0
Operating leases	95.0	22.8	32.1	13.3	26.8
Interest on debt obligations (1)	585.1	124.9	244.0	195.8	20.4
Pension and post-retirement obligations (2)	70.2	7.9	14.5	14.7	33.1
Purchase obligations (3)	118.5	67.6	44.2	4.5	2.2
Environmental remediation obligations	141.2	28.1	57.0	35.3	20.8
Total	$2,958.9	$251.8	$392.6	$1,560.2	$754.3
(1)Represents estimated contractual interest payments for all outstanding debt. Excludes cash receipts from cross-currency swaps as described in Note 14, Derivatives and Hedging.
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
23 AVIENT CORPORATION

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
Additional information related to the accounting for environmental liabilities is found in Note 10, Commitments and Contingencies.
Pension Benefit Plans
The measurement of liabilities related to pension benefit plans is based on assumptions related to future events including interest rates, return on plan assets, and mortality assumptions. We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur.
Asset returns and interest rates significantly affect the value of assets and liabilities related to our pension plans and therefore the funded status of our plans. It is difficult to predict these factors due to the volatility of market conditions. To develop our discount rate, we consider the yields of high-quality corporate bonds with maturities that correspond to the timing of our benefit obligations, referred to as the bond matching approach. To develop our expected long-term return on plan assets, we consider forward looking long-term asset returns and the expected investment portfolio mix of plan assets. Life expectancy is another significant assumption that impacts our pension obligation, which is based on mortality data and improvement scales issued by the Society of Actuaries.
Additional information related to the accounting for pension and other post-retirement benefits is found in Note 9, Employee Benefit Plans.
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
Additional information related to the accounting for income taxes is found in Note 11, Income Taxes.
Goodwill
Goodwill is evaluated annually for impairment as of October 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company’s reporting units are at a level below the Company’s reportable operating segments. Goodwill is assigned to each reporting unit, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results.

24 AVIENT CORPORATION

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
In 2025, the annual goodwill impairment test was performed using a qualitative analysis with the exception of certain reporting units where management elected to bypass the qualitative analysis and perform a quantitative analysis. Based on the analyses performed in 2025, the fair value of the Company's reporting units continues to exceed their respective carrying amounts, and accordingly, no impairment charges were recognized.
Indefinite-lived Trade Names
Indefinite-lived trade names are evaluated annually for impairment as of October 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Additionally, indefinite-lived trade names are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. Events or circumstances that may result in an impairment review include changes in industry and market considerations, cost factors, financial performance, and other relevant entity-specific events that could affect inputs used to determine the respective fair values of the indefinite-lived trade names.
Quantitative analyses are performed by estimating the fair value for each indefinite-lived trade name using a royalty relief methodology. These analyses include estimates of future cash flows that are based on the Company's long-term strategic plan and the applicable weighted-average cost of capital used to discount estimated cash flows. The primary inputs to these estimates require the exercise of judgments, including judgments about appropriate discount rates, revenue growth, royalty rates, and long-term growth rates.
A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each indefinite-lived trade name.
In 2025, the indefinite-lived trade names impairment tests were performed using a qualitative approach. Based on this qualitative assessment, management concluded that the fair values of the Company's indefinite-lived trade names continued to exceed their carrying values, and accordingly, no impairment charges were recognized.
For additional information about goodwill and intangible assets see Note 2, Goodwill and Intangible Assets.
Recent and Future Adoption of Accounting Standards
Information regarding recent and future adoption of accounting standards can be found in Note 1, Description of Business and Summary of Significant Accounting Policies, to the accompanying consolidated financial statements and is incorporated by reference herein.
25 AVIENT CORPORATION

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
Interest rate exposure — Interest on our Revolving Credit Facility and senior secured term loan is based upon a Base Rate or Adjusted Term SOFR, plus a margin. There would be no material impact on our interest expense or cash flows from either a 100 basis point increase or decrease in market rates of interest on our outstanding variable rate debt as of December 31, 2025.
Foreign currency exposure — We have exposure from both third-party and intercompany transactions that are denominated in various foreign currencies and are subject to foreign exchange rate movements. To mitigate this risk, we may enter into foreign exchange forward contracts and derivative instruments. Gains and losses on these contracts generally offset gains and losses on the assets and liabilities being hedged.
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
26 AVIENT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

27 AVIENT CORPORATION

MANAGEMENT’S REPORT
The management of Avient Corporation is responsible for preparing the consolidated financial statements and disclosures included in this Annual Report on Form 10-K. The consolidated financial statements and disclosures included in this Annual Report fairly present in all material respects the consolidated financial position, results of operations, shareholders’ equity and cash flows of Avient Corporation as of and for the year ended December 31, 2025.
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company is captured and reported in a timely manner. Management has evaluated the design and operation of the Company’s disclosure controls and procedures at December 31, 2025 and found them to be effective.
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
Management has assessed the effectiveness of Avient’s internal control over financial reporting as of December 31, 2025 and has prepared Management’s Annual Report On Internal Control Over Financial Reporting contained on page 63 of this Annual Report, which concludes that as of December 31, 2025, Avient’s internal control over financial reporting was effective and that no material weaknesses were identified.

/s/ ASHISH K. KHANDPUR	/s/ JAMIE A. BEGGS

Ashish K. Khandpur	Jamie A. Beggs
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 17, 2026

28 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on Internal Control over Financial Reporting
We have audited Avient Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avient Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 17, 2026
29 AVIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Avient Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avient Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
30 AVIENT CORPORATION

Environmental Accrued Liabilities - Calvert City
Description of the Matter	As described in Note 10 to the consolidated financial statements, the environmental accrued liability as of December 31, 2025 is approximately $141.2 million and is comprised primarily of the cost estimate for the Calvert City location of $133.2 million. The Company records an accrual for probable future environmental remediation projects on an undiscounted basis which represents management’s best estimate of probable future costs based upon currently available information and technology and management’s view of the most likely remedy.

Auditing the determination of the accrual involved a high degree of subjectivity as estimates underlying the determination of the accrual were based on assumptions unique to the affected site and subject to various laws and regulations governing the protection of the applicable environment. Actual costs incurred in future periods could differ from amounts estimated and future changes to environmental laws and regulations could change the extent of remediation work required, therefore the calculation is complicated due to uncertainty in determining the probable future costs and the extent of the remediation efforts.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the Calvert City environmental-related accrual. For example, we tested controls over management’s review of the estimate and key assumptions, as well as monitoring for current year developments.

With the assistance of our specialists, we tested the balance of the Calvert City environmental accrued liability and the disclosure of the expected costs to remediate. Our audit procedures included, among others, making inquiries of internal general counsel and obtaining legal letters from internal and external counsel. We also evaluated external communications including those from the U.S. Environmental Protection Agency (U.S. EPA) and cost estimates from management’s specialists and other third parties used in determining the environmental accrued liability. We tested the key assumptions used by management by comparing those assumptions to accepted industry practice and information included in the Record of Decision issued by the U.S. EPA, as applicable. We examined historical costs for recurring items and evaluated updated cost estimates for any current period changes. We searched publicly available information that might indicate facts contrary to the cost estimates and timeline used to determine the Calvert City accrual.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1993.
Cleveland, Ohio
February 17, 2026
31 AVIENT CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Sales	$3,260.2	$3,240.4	$3,142.8
Cost of sales	2,244.6	2,183.7	2,250.3
Gross margin	1,015.6	1,056.7	892.5
Selling and administrative expense	812.1	727.4	695.7
Operating income	203.5	329.3	196.8
Interest expense, net	(98.6)	(105.6)	(115.3)
Other income, net	6.8	1.1	5.8
Income from continuing operations before income taxes	111.7	224.8	87.3
Income tax expense	(28.1)	(54.1)	(11.0)
Net income from continuing operations	83.6	170.7	76.3
Loss from discontinued operations, net of income taxes	—	—	(0.1)
Net income	83.6	170.7	76.2
Net income attributable to noncontrolling interests	(1.7)	(1.2)	(0.5)
Net income attributable to Avient common shareholders	$81.9	$169.5	$75.7

Earnings per share attributable to Avient common shareholders - Basic:	$0.90	$1.86	$0.83
Earnings per share attributable to Avient common shareholders - Diluted:	$0.89	$1.84	$0.83

Weighted-average shares used to compute earnings per common share:
Basic	91.5	91.3	91.1
Plus dilutive impact of share-based compensation	0.3	0.7	0.7
Diluted	91.8	92.0	91.8

Anti-dilutive shares not included in diluted common shares outstanding	1.6	0.4	0.7

Cash dividends declared per share of common stock	$1.0850	$1.0425	$1.0000
The accompanying notes to the consolidated financial statements are an integral part of these statements.

32 AVIENT CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income	$83.6	$170.7	$76.2
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	71.1	(90.4)	(5.3)
Pension and postretirement benefits	—	—	(6.3)
Total other comprehensive income (loss)	71.1	(90.4)	(11.6)
Total comprehensive income	154.7	80.3	64.6
Comprehensive income attributable to noncontrolling interests	(1.7)	(1.2)	(0.5)
Comprehensive income attributable to Avient common shareholders	$153.0	$79.1	$64.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

33 AVIENT CORPORATION

Consolidated Balance Sheets

	Year Ended December 31,
(In millions, except par value per share)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$510.5	$544.5
Accounts receivable, net	435.0	399.5
Inventories, net	367.2	346.8
Other current assets	88.2	131.3
Total current assets	1,400.9	1,422.1
Property, net	988.8	955.3
Goodwill	1,757.6	1,659.7
Intangible assets, net	1,492.4	1,450.4
Operating lease assets, net	85.6	89.1
Deferred income tax assets	194.7	81.3
Other non-current assets	105.6	153.2
Total assets	$6,025.6	$5,811.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.5	$7.7
Accounts payable	410.0	417.4
Accrued expenses and other current liabilities	435.8	331.0
Total current liabilities	846.3	756.1
Non-current liabilities:
Long-term debt	1,922.6	2,059.3
Deferred income taxes	285.7	260.4
Other non-current liabilities	584.7	405.7
Total non-current liabilities	2,793.0	2,725.4

SHAREHOLDERS' EQUITY
Common Shares, $0.01 par, 400.0 shares authorized, 122.2 shares issued	1.2	1.2
Additional paid-in capital	1,542.4	1,537.5
Retained earnings	1,865.1	1,882.5
Common shares held in treasury, at cost, 30.6 shares in 2025 and 30.8 shares in 2024	(927.8)	(929.6)
Accumulated other comprehensive loss	(106.7)	(177.8)
Avient shareholders’ equity	2,374.2	2,313.8
Noncontrolling interest	12.1	15.8
Total equity	2,386.3	2,329.6
Total liabilities and equity	$6,025.6	$5,811.1
The accompanying notes to the consolidated financial statements are an integral part of these statements.

34 AVIENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating activities
Net income	$83.6	$170.7	$76.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185.9	179.7	188.8
Cloud-based enterprise resource planning system impairment	71.6	—	—
Deferred income tax benefit	(45.4)	(23.8)	(61.3)
Share-based compensation expense	9.1	15.4	13.2
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(18.3)	(15.2)	38.6
Decrease (increase) in inventories	0.6	(13.7)	24.3
(Decrease) increase in accounts payable	(27.6)	0.3	(22.2)
Decrease in pension, retirement benefits and deferred compensation	(11.3)	(34.3)	(8.7)
Increase (decrease) in restructuring obligations	24.9	(24.8)	2.1
Taxes paid on gain on sale of business	—	—	(104.1)
(Decrease) increase in environmental obligations	(4.8)	(11.2)	38.9
Decrease (increase) in environmental insurance receivable	34.0	(34.0)	—
(Decrease) increase in incentive accruals	(24.0)	31.0	6.4
Accrued expenses and other assets and liabilities, net	23.3	16.7	9.4
Net cash provided by operating activities	301.6	256.8	201.6

Investing activities
Capital expenditures	(106.6)	(121.9)	(119.4)
Net proceeds from divestiture	—	—	7.3
Proceeds from plant closures	12.9	3.4	7.6
Other investing activities	(3.3)	(2.1)	10.3
Net cash used by investing activities	(97.0)	(120.6)	(94.2)

Financing activities
Proceeds from long-term borrowings	—	650.0	—
Payments on long-term borrowings	(150.3)	(660.9)	(105.8)
Cash dividends paid	(98.8)	(94.0)	(90.2)
Payments on withholding tax on share awards	(4.1)	(6.4)	(3.4)
Debt financing costs	(3.9)	(9.6)	(2.3)
Net cash used by financing activities	(257.1)	(120.9)	(201.7)
Effect of exchange rate changes on cash	18.5	(16.6)	(1.0)
Decrease in cash and cash equivalents	(34.0)	(1.3)	(95.3)
Cash and cash equivalents at beginning of year	544.5	545.8	641.1
Cash and cash equivalents at end of year	$510.5	$544.5	$545.8
The accompanying notes to the consolidated financial statements are an integral part of these statements.
35 AVIENT CORPORATION

Consolidated Statements of Shareholders' Equity

	Common Shares		Shareholders’ Equity
(In millions)	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2023	122.2	(31.3)	$1.2	$1,520.5	$1,823.6	$(935.0)	$(75.8)	$2,334.5	$18.3	$2,352.8
Net income	—	—	—	—	75.7	—	—	75.7	0.5	76.2
Other comprehensive loss	—	—	—	—	—	—	(11.6)	(11.6)	—	(11.6)
Cash dividends declared -- $1.0000 per share	—	—	—	—	(91.1)	—	—	(91.1)	—	(91.1)
Share-based compensation and exercise of awards	—	0.3	—	9.2	—	2.5	—	11.7	—	11.7
Balance at December 31, 2023	122.2	(31.0)	$1.2	$1,529.7	$1,808.2	$(932.5)	$(87.4)	$2,319.2	$18.8	$2,338.0
Net income	—	—	—	—	169.5	—	—	169.5	1.2	170.7
Other comprehensive loss	—	—	—	—	—	—	(90.4)	(90.4)	—	(90.4)
Noncontrolling interest activity	—	—	—	0.3	—	—	—	0.3	(4.2)	(3.9)
Cash dividends declared -- $1.0425 per share	—	—	—	—	(95.2)	—	—	(95.2)	—	(95.2)
Share-based compensation and exercise of awards	—	0.2	—	7.5	—	2.9	—	10.4	—	10.4
Balance at December 31, 2024	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net income	—	—	—	—	81.9	—	—	81.9	1.7	83.6
Other comprehensive income	—	—	—	—	—	—	71.1	71.1	—	71.1
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Cash dividends declared -- $1.0850 per share	—	—	—	—	(99.3)	—	—	(99.3)	—	(99.3)
Share-based compensation and exercise of awards	—	0.2	—	4.9	—	1.8	—	6.7	—	6.7
Balance at December 31, 2025	122.2	(30.6)	$1.2	$1,542.4	$1,865.1	$(927.8)	$(106.7)	$2,374.2	$12.1	$2,386.3
The accompanying notes to the consolidated financial statements are an integral part of these statements.

36 AVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are an innovator of materials solutions to help our customers succeed, while enabling a sustainable world. Our products include specialty engineered materials, performance fibers, advanced composites, and color and additive solutions. We are also a highly specialized developer and manufacturer of performance enhancing additives, liquid colorants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, we have employees at sales and manufacturing sites across North America, South America, Europe, the Middle East, Asia, and Africa. We provide value to our customers through our ability to link our knowledge of polymers and materials science with our manufacturing and supply chain to provide value added solutions to designers, assemblers and processors of materials. When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Our operations are reported in two reportable segments: Color, Additives and Inks, and Specialty Engineered Materials. See Note 13, Segment Information, for more information.
Accounting Standards Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated income tax disclosures on an annual basis, including information on the Company's effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The adoption of ASU 2023-09 impacted income tax disclosures within Note 11, Income Taxes.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). This accounting standard requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains these expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03. As the standard will only impact its disclosures, there will be no material impact to the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2025, with early adoption permitted and should be applied prospectively. The Company is evaluating the impact of ASU 2025-05 and expects the standard will not have a material impact on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). This accounting standard changes when software project costs should be capitalized by removing all references to development stages and requiring costs to be capitalized when (1) the Company authorizes and commits to funding the software project and (2) it is probable the software project will be completed. The standard also requires additional annual and interim disclosures, including the capitalized software balance and accumulated amortization. ASU 2025-06 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2027, with early adoption permitted and may be applied prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of ASU 2025-06 to the consolidated financial statements and related disclosures.

37 AVIENT CORPORATION

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
Allowance for Doubtful Accounts
We evaluate the collectability of receivables based on a combination of factors, each of which are adjusted if specific circumstances change. We reserve for amounts determined to be uncollectible based on a specific customer’s inability to meet its financial obligation to us, resulting from an assessment of current conditions and forecasted information, the credit risk of specific customers, economic conditions and historical experience. We also record a general reserve based on the age of receivables past due. In estimating the allowance, we take into consideration the existence of credit insurance.
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
We account for operating and finance leases under the provisions of FASB Accounting Standards Codification (ASC) Topic 842.
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

38 AVIENT CORPORATION

We also enter into certain cloud-based software hosting arrangements. Capitalizable cloud computing arrangement costs are generally consistent with those incurred during the application development stage for internal-use software, however, these costs are capitalized as Other assets in the Company's Consolidated Balance Sheets. As of December 31, 2025 and 2024, there was $5.8 million and $76.4 million capitalized within Other non-current assets, respectively. In the first quarter of 2025, the Company completed a review of its cloud-based enterprise resource planning system, S/4HANA, including updated project timelines, cost incurred to date, required internal resources and expected costs to complete the initial site implementations, and the evolution of options that could provide better returns for shareholders. As a result of this review, the Company determined it would cease the ongoing development of S/4HANA. As a result of this decision, in the first quarter of 2025, the Company recognized a non-cash, pre-tax impairment charge of $71.6 million associated with capitalized implementation costs. Refer to Note 3, Employee Separation and Restructuring Costs, for more information.
Goodwill and Indefinite Lived Intangible Assets
Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. We assess goodwill for impairment on an annual basis or more frequently when events or changes in circumstance indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit level. The Company's reporting units are at a level below the Company's reportable operating segments. Goodwill is allocated to the reporting units based on the estimated fair value at the date of acquisition. Our annual measurement date for testing impairment of goodwill assets is October 1.
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
In 2025, the annual goodwill impairment test was performed using a qualitative analysis with the exception of certain reporting units where management elected to bypass the qualitative analysis and perform a quantitative analysis. Based on the analyses performed in 2025, the fair value of the Company's reporting units continue to exceed their respective carrying amounts, and accordingly, no impairment charges were recognized.
Indefinite-lived intangible assets primarily consist of certain trade names. Indefinite-lived intangible assets are tested qualitatively or quantitatively for impairment at least annually as of October 1 to determine whether their fair values exceed their respective carrying amounts, unless events or changes in circumstance indicate that the asset may be impaired prior to the annual test. For our quantitative test, the implied fair value of indefinite-lived intangible assets is determined based on significant unobservable inputs. The fair value of the trade names is calculated using a “relief from royalty” methodology. This approach involves two steps: (1) estimating reasonable royalty rates for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value using a weighted-average cost of capital that is determined based on current market conditions. This fair value is then compared with the carrying value of the trade name.
The Company performed its annual impairment testing of indefinite-lived intangible assets using a qualitative approach. Management assessed relevant trends and factors, including projected market outlook and growth rates, forecasted and actual sales performance, discount rates, and other qualitative considerations. Based on these assessments, management concluded that no quantitative analysis is required and the fair values of the Company's indefinite-lived intangible assets exceeded their carrying values, and accordingly, no impairment charges were recognized.
Litigation Reserves
We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We recognize expense associated with professional fees related to litigation claims and assessments as incurred. Refer to Note 10, Commitments and Contingencies, for further information.
39 AVIENT CORPORATION

Derivative Financial Instruments
All derivative financial instruments, such as foreign exchange contracts, are recognized in the financial statements and measured at fair value, regardless of the purpose or intent in holding them.
In the normal course of business, we are exposed to fluctuations in foreign currency exchange rates as well as variability in cash flows resulting from changes in contractually specified interest rates (e.g., SOFR). We have established policies and procedures that manage this exposure through the use of financial instruments. By policy, we do not enter into these instruments for trading purposes or speculation. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess at inception whether the financial instruments used in the hedging transaction are highly effective at offsetting changes in either the fair values or cash flows of the underlying exposures. If highly effective, any subsequent test may be done qualitatively.
We have cross-currency swaps which are documented and designated as net investment hedges of our Euro denominated investment in foreign entities. We pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars. The interest receivable on the swaps is accrued each month for effective instruments designated as a hedge and is reflected within Interest expense, net within the Consolidated Statements of Income and the remaining change in the fair value of the derivatives is recorded as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). From time to time, we may enter into certain foreign currency exchange forward contracts, which are not designated as hedges and are adjusted to fair value at each period end, with the resulting gains and losses recognized in the accompanying Consolidated Statements of Income immediately.
Refer to Note 14, Derivatives and Hedging, for more information.
Pension and Other Post-retirement Plans
We immediately recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. Refer to Note 9, Employee Benefit Plans, for more information.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) in 2025, 2024 and 2023 were as follows:

(In millions)	Cumulative Translation Adjustment and Related Hedging Instruments	Pension and other post-retirement benefits	Total
Balance at January 1, 2023	$(87.2)	$11.4	$(75.8)
Translation Adjustments	90.9	—	90.9
Unrealized losses on derivatives	(96.1)	—	(96.1)
Amortization of prior service credit	—	(6.4)	(6.4)
Balance at December 31, 2023	(92.4)	5.0	(87.4)
Translation Adjustments	(167.7)	—	(167.7)
Unrealized gains on derivatives	77.3	—	77.3
Balance at December 31, 2024	(182.8)	5.0	(177.8)
Translation Adjustments	281.3	—	281.3
Unrealized losses on derivatives	(210.2)	—	(210.2)
Balance at December 31, 2025	$(111.7)	$5.0	$(106.7)
Fair Value of Financial Instruments
The estimated fair values of financial instruments were principally based on market prices where such prices were available and, where unavailable, fair values were estimated based on market prices of similar instruments.
Foreign Currency Translation
Revenues and expenses are translated at average currency exchange rates during the related period. Assets and liabilities of foreign subsidiaries are translated using the exchange rate at the end of the reporting period. The resulting translation adjustments are recorded as accumulated other comprehensive income or loss. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in Other income, net.
40 AVIENT CORPORATION

Revenue Recognition
We recognize revenue once control of the product is transferred to the customer, which typically occurs when products are shipped from our facilities.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales.
Research and Development Expense
Research and development costs of $96.7 million in 2025, $98.7 million in 2024 and $90.3 million in 2023 are charged to expense as incurred.
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
Share-Based Compensation
In accounting for share-based compensation, we estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income. As of December 31, 2025, we had one active share-based employee compensation plan, which is described more fully in Note 12, Share-Based Compensation.
Income Taxes
Deferred income tax liabilities and assets are determined based upon the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. We evaluate our deferred income taxes to determine whether a valuation allowance should be established against the deferred tax assets or whether the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. See Note 11, Income Taxes, for additional detail.
Note 2 — GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at January 1, 2024	$682.5	$1,036.8	$1,719.3
Currency translation	(26.2)	(33.4)	(59.6)
Balance at December 31, 2024	656.3	1,003.4	1,659.7
Currency translation	55.1	42.8	97.9
Balance at December 31, 2025	$711.4	$1,046.2	$1,757.6
41 AVIENT CORPORATION

Indefinite and finite-lived intangible assets consisted of the following:

	As of December 31, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(269.7)	$39.2	$495.7
Patents, technology and other	847.0	(301.4)	46.2	591.8
Indefinite-lived trade names	362.8	—	42.1	404.9
Total	$1,936.0	$(571.1)	$127.5	$1,492.4

	As of December 31, 2024
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(234.9)	$(0.4)	$490.9
Patents, technology and other	847.0	(255.8)	(6.1)	585.1
Indefinite-lived trade names	362.8	—	11.6	374.4
Total	$1,936.0	$(490.7)	$5.1	$1,450.4

Amortization of finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $80.4 million, $77.8 million and $79.8 million, respectively.
We expect finite-lived intangibles amortization expense for the next five years as follows:

(In millions)	2026	2027	2028	2029	2030
Expected amortization expense	$84.6	$82.4	$81.8	$81.5	$80.6

Note 3 — EMPLOYEE SEPARATION AND RESTRUCTURING COSTS
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
As a result of this decision, in the first quarter of 2025, the Company recognized a non-cash, pre-tax impairment charge of $71.6 million associated with capitalized implementation costs. The Company also recognized pre-tax charges of $14.7 million associated with unpaid contractual obligations for hosting fees. Further, the Company recognized charges of $2.8 million associated to severance actions resulting from the decision to cease development of S/4HANA. These charges are included in Selling and administrative expense within the Consolidated Statements of Income.
Clariant Color Integration Restructuring Program
We completed a restructuring program associated with our integration of Clariant Color, which is expected to enable us to better serve customers, improve efficiency and deliver cost savings. This program resulted in total charges of $64.0 million.
42 AVIENT CORPORATION

A summary of the Clariant Color integration restructuring is shown below:

(In millions)	Employee severance	Other restructuring costs	Total
Balance at January 1, 2023	$34.3	$2.4	$36.7
Restructuring charges	6.9	1.2	8.1
Payments, utilization and translation	(10.9)	(2.8)	(13.7)
Balance at December 31, 2023	$30.3	$0.8	$31.1
Restructuring charges	0.4	1.6	2.0
Payments, utilization and translation	(23.3)	(1.6)	(24.9)
Balance at December 31, 2024	$7.4	$0.8	$8.2
Restructuring charges	0.9	0.8	1.7
Payments, utilization and translation	(5.6)	(1.6)	(7.2)
Balance at December 31, 2025	$2.7	$—	$2.7
Other Restructuring Actions
During the years ended December 31, 2025, 2024 and 2023, additional charges were recognized associated with workforce reductions and plant closures. These actions have been taken as a result of productivity initiatives and organizational changes. A summary of this activity is shown below:

(In millions)	Employee severance	Other restructuring costs	Total
Balance at January 1, 2023	$0.6	$—	$0.6
Restructuring charges	17.0	1.3	18.3
Payments, utilization and translation	(12.9)	(1.3)	(14.2)
Balance at December 31, 2023	$4.7	$—	$4.7
Restructuring charges	0.6	1.9	2.5
Payments, utilization and translation	(2.6)	(1.9)	(4.5)
Balance at December 31, 2024	$2.7	$—	$2.7
Restructuring charges	37.2	6.7	43.9
Payments, utilization and translation	(7.3)	(6.7)	(14.0)
Balance at December 31, 2025	$32.6	$—	$32.6
Total restructuring costs included in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 are shown in the table below.

(In millions)	2025	2024	2023
Cost of goods sold	$21.2	$(1.0)	$11.9
Selling and administrative expenses	27.2	5.5	14.5
Total employee separation and restructuring charges	$48.4	$4.5	$26.4
43 AVIENT CORPORATION

Note 4 — FINANCING ARRANGEMENTS
For each of the periods presented, total debt consisted of the following:

As of December 31, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	570.7	11.7	559.0	6.01%
7.125% senior notes due 2030	725.0	6.2	718.8	7.125%
6.250% senior notes due 2031	650.0	7.9	642.1	6.250%
Other Debt	3.2	—	3.2
Total Debt	1,948.9	25.8	1,923.1
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,948.4	$25.8	$1,922.6

As of December 31, 2024 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2026	$—	$—	$—	—%
Senior secured term loan due 2029	720.7	15.5	705.2	7.30%
7.125% senior notes due 2030	725.0	7.5	717.5	7.125%
6.250% senior notes due 2031	650.0	9.2	640.8	6.250%
Other Debt	3.5	—	3.5
Total Debt	2,099.2	32.2	2,067.0
Less short-term and current portion of long-term debt	7.7	—	7.7
Total long-term debt, net of current portion	$2,091.5	$32.2	$2,059.3
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
During 2025, the Company made voluntary prepayments of $150.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made without penalty or premium.
On June 12, 2025, the Company entered into a revolving credit agreement (the Revolving Credit Agreement) with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, which replaced our previous credit agreement set to mature in 2026. The Revolving Credit Agreement provides for a senior secured revolving credit facility of up to $500.0 million, which may be increased by up to $250.0 million, subject to certain conditions. Loans under the Revolving Credit Agreement will mature on June 12, 2030. The Revolving Credit Agreement contains representations and warranties, affirmative covenants, negative covenants and events of default that are substantially similar to those contained in the Company's existing term loan credit agreement.
As of December 31, 2025 and 2024, we had no borrowings outstanding under our Revolving Credit Facility. As of December 31, 2025, remaining availability under our Revolving Credit Facility was $490.3 million.
The agreements governing our Revolving Credit Facility and our senior secured term loan, and the indentures and credit agreements governing other debt contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of December 31, 2025, we were in compliance with all covenants.
44 AVIENT CORPORATION

The estimated fair value of Avient’s debt instruments at December 31, 2025 and 2024 was $1,967.1 million and $2,083.3 million, respectively, compared to carrying values of $1,923.1 million and $2,067.0 million as of December 31, 2025 and 2024, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
Aggregate maturities of the principal amount of debt for the next five years and thereafter are as follows:

(In millions)
2026	$0.5
2027	0.4
2028	0.4
2029	571.1
2030	725.5
Thereafter	651.0
Aggregate maturities	$1,948.9
Included in Interest expense, net for the years ended December 31, 2025, 2024 and 2023 was interest income of $46.3 million, $50.1 million, and $49.8 million, respectively. Interest income includes the impact of cross-currency swaps, as described in Note 14, Derivatives and Hedging. Total interest paid on debt, net of the impact of hedging, was $97.6 million in 2025, $85.2 million in 2024 and $106.3 million in 2023.
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
Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In millions)	2025	2024	2023
Cost of sales	$21.3	$20.8	$19.7
Selling and administrative expense	14.5	11.2	11.6
Total operating lease cost	$35.8	$32.0	$31.4
We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2025 and 2024 was 5.1 years and 5.6 years, respectively. The non-cash net increase in operating lease liabilities was $10.0 million, $37.3 million and $18.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral.
The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2025 and 2024 were 5.7% and 6.0%, respectively.

45 AVIENT CORPORATION

Maturities of lease liabilities at December 31, 2025 are as follows:

(In millions)
2026	$22.8
2027	19.1
2028	13.0
2029	7.9
2030	5.4
Thereafter	26.8
Total	$95.0
Less amount of lease payment representing interest	(17.7)
Total present value of lease payments	$77.3
Note 6 — INVENTORIES, NET
Components of Inventories, net as of December 31, 2025 and 2024 are as follows:

(In millions)	2025	2024
Finished products	$162.7	$159.2
Work in process	23.7	21.0
Raw materials and supplies	180.8	166.6
Inventories, net	$367.2	$346.8
Inventory reserves totaled $33.2 million and $36.3 million at December 31, 2025 and 2024, respectively, and are included within the table above.
Note 7 — PROPERTY, NET
Components of Property, net as of December 31, 2025 and 2024 are as follows:

(In millions)	2025	2024
Land and land improvements	$100.8	$93.9
Buildings	455.6	438.3
Machinery and equipment	1,382.5	1,291.6
Property, gross	1,938.9	1,823.8
Less accumulated depreciation	(950.1)	(868.5)
Property, net	$988.8	$955.3
Depreciation expense, including accelerated depreciation associated with restructuring actions, was $105.5 million in 2025, $101.9 million in 2024 and $109.0 million in 2023.
46 AVIENT CORPORATION

Note 8 — OTHER BALANCE SHEET LIABILITIES
Other current and non-current liabilities as of December 31, 2025 and 2024 consist of the following:

	Accrued expenses and other current liabilities		Other non-current liabilities
(In millions)	2025	2024	2025	2024
Employment costs	$126.1	$147.9	$22.9	$15.7
Deferred compensation	—	—	17.4	16.3
Restructuring costs	30.7	10.1	4.3	—
Environmental liabilities	28.1	16.2	113.1	129.8
Accrued taxes	53.0	48.1	—	—
Pension benefits	5.7	5.7	58.6	55.0
Accrued interest	35.8	44.1	—	—
Dividends payable	25.2	24.7	—	—
Unrecognized tax benefits	3.4	6.5	8.6	9.6
Derivatives	94.8	—	286.1	104.7
Operating lease obligations	18.4	18.2	58.9	63.5
Other	14.6	9.5	14.8	11.1
Total	$435.8	$331.0	$584.7	$405.7
Note 9 — EMPLOYEE BENEFIT PLANS
All U.S. qualified defined benefit pension plans are frozen, no longer accrue benefits and are closed to new participants. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
The following tables present the change in benefit obligation, change in plan assets and components of funded status for defined benefit pension plans.

	Pension Benefits
(In millions)	2025	2024
Change in benefit obligation:
Projected benefit obligation - beginning of year	$391.7	$423.8
Service cost	2.8	2.7
Interest cost	18.4	18.2
Actuarial loss / (gain)	3.7	(9.1)
Benefits paid	(38.2)	(39.1)
Currency translation and other	7.4	(4.8)
Projected benefit obligation - end of year	385.8	391.7
Projected salary increases	(6.2)	(5.5)
Accumulated benefit obligation	$379.6	$386.2
Change in plan assets:
Plan assets - beginning of year	$386.5	$400.5
Actual return on plan assets	34.3	17.9
Company contributions	6.9	7.0
Benefits paid	(38.2)	(39.1)
Currency translation and other	1.0	0.2
Plan assets - end of year	$390.5	$386.5
Overfunded (unfunded) status at end of year	$4.7	$(5.2)

47 AVIENT CORPORATION

Amounts included in the accompanying Consolidated Balance Sheets as of December 31 are as follows:

	Pension Benefits
(In millions)	2025	2024
Non-current assets	$69.0	$55.5
Accrued expenses and other liabilities	5.7	5.7
Other non-current liabilities	58.6	55.0
As of December 31, 2025 and 2024, we had plans with total projected and accumulated benefit obligations in excess of the related plan assets as follows:

	Pension Benefits
(In millions)	2025	2024
Projected benefit obligation	$76.0	$88.7
Fair value of plan assets	11.7	25.2

Accumulated benefit obligation	70.8	81.2
Fair value of plan assets	11.7	22.7
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2025	2024
Discount rate	4.7%	4.9%
The following table summarizes the components of net periodic benefit cost (income) that was recognized during each of the years in the three-year period ended December 31, 2025.

	Pension Benefits
(In millions)	2025	2024	2023
Components of net periodic benefit cost (income):
Service cost	$2.8	$2.7	$3.1
Interest cost	18.4	18.2	19.6
Expected return on plan assets	(21.9)	(24.1)	(25.5)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Mark-to-market actuarial net gains	(8.7)	(2.9)	(2.8)
Net periodic income	$(9.5)	$(6.2)	$(5.7)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2025	2024	2023
Discount rate*	4.9%	4.5%	4.7%
Expected long-term return on plan assets*	5.9%	6.3%	6.7%
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
48 AVIENT CORPORATION

The fair values of pension plan assets at December 31, 2025 and 2024, by asset category, are as follows:

	Fair Value of Plan Assets at December 31, 2025
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$3.1	$—	$—	$3.1
Bonds and notes	10.1	—	—	10.1
Global equity	10.6	—	—	10.6
Other	—	4.7	18.3	23.0
Total	$23.8	$4.7	$18.3	$46.8

Investments measured at NAV:
Common collective funds:
United States equity				32.7
International equity				19.8
Fixed income				291.2
Total common collective funds				$343.7

Total investments at fair value				$390.5

	Fair Value of Plan Assets at December 31, 2024
(In millions)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Investments (at Fair Value)
Asset category
Cash	$4.6	$—	$—	$4.6
Bonds and notes	46.9	—	—	46.9
Global equity	8.5	—	—	8.5
Other	—	4.1	16.2	20.3
Total	$60.0	$4.1	$16.2	$80.3

Investments measured at NAV:
Common collective funds:
United States equity				42.3
International equity				25.5
Fixed income				238.4
Total common collective funds				$306.2

Total investments at fair value				$386.5
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
49 AVIENT CORPORATION

The estimated future benefit payments for our pension plans are as follows:

(In millions)	Pension Benefits
2026	$38.5
2027	35.9
2028	36.2
2029	36.1
2030	35.8
2031 through 2035	148.7
We currently estimate that employer contributions will be $7.5 million to all qualified and non-qualified pension plans in 2026.
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
Following are our contributions to the RSP:

(In millions)	2025	2024	2023
Retirement savings match	$12.8	$11.8	$11.9

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

50 AVIENT CORPORATION

In 2023, the Company recognized charges of $20.6 million associated with the completion of certain remedial action activities at the site. Further, the Company received construction bids based on an interim design for the largest component of remedial action at Calvert City, the construction of a barrier wall around the site, which began in 2024. These construction cost updates resulted in an additional charge of $36.2 million in 2023. In 2024, the Company finalized the design and construction estimates for one phase of the barrier wall, as well as an updated remedial action timeline at the site, which resulted in charges of $19.8 million. Construction of the initial barrier wall section began in 2024 and was completed in the first quarter of 2025. In 2025, the Company recognized charges of $21.3 million associated with Calvert City, primarily driven by incremental investigation and remedial design work deemed necessary based on results of ongoing findings at the site. Further, this incremental work resulted in a two-year extension of the planned remedial action timeline, which also contributed to the charges. The remaining wall designs and construction are now expected to be completed in phases through 2030. As the Company completes further design work and begins construction on the remaining sections of the barrier wall, the Company will update its accrual, which was $133.2 million as of December 31, 2025, for any new information as it becomes available.
Total environmental accruals of $141.2 million and $146.0 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Consolidated Statements of Income. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
The following table details the changes in the environmental accrued liabilities:

(In millions)	2025	2024	2023
Balance at beginning of the year	$146.0	$157.2	$118.3
Environmental expenses	23.4	35.0	69.6
Net cash payments	(28.2)	(46.1)	(30.7)
Currency translation	—	(0.1)	—
Balance at the end of year	$141.2	$146.0	$157.2
The environmental expenses noted in the table above, primarily related to the ongoing remedial action at Calvert City, are included in Cost of sales within the Consolidated Statements of Income.
We recognized gains from insurance recoveries of $2.0 million, $34.7 million and $1.7 million in 2025, 2024 and 2023, respectively. These gains are included in Cost of sales within the Consolidated Statements of Income. Cash received from insurance recoveries totaled $36.0 million, $0.7 million and $1.7 million in 2025, 2024 and 2023, respectively. Further insurance recoveries related to remedial activities at the Calvert City site are expected to be immaterial.
Avient is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, product claims, personal injuries, and employment related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes our current reserves are appropriate and that these matters will not have a material adverse effect on the consolidated financial statements.
Note 11 — INCOME TAXES
Income (loss) from continuing operations, before income taxes consists of the following:

(In millions)	2025	2024	2023
Domestic	$(112.9)	$(25.3)	$(2.7)
International	224.6	250.1	90.0
Income from continuing operations, before income taxes	$111.7	$224.8	$87.3
51 AVIENT CORPORATION

A summary of income tax expense (benefit) from continuing operations is as follows:

(In millions)	2025	2024	2023
Current income tax expense:
Domestic	$3.4	$7.5	$18.5
International	70.1	70.4	53.8
Total current income tax expense	$73.5	$77.9	$72.3
Deferred income tax benefit:
Domestic	$(31.9)	$(11.4)	$(35.8)
International	(13.5)	(12.4)	(25.5)
Total deferred income tax benefit	$(45.4)	$(23.8)	$(61.3)
Total income tax expense	$28.1	$54.1	$11.0

52 AVIENT CORPORATION

A reconciliation of the applicable U.S. federal statutory tax rate to the consolidated effective income tax rate along with a description of significant reconciling items is included below for the year ended December 31, 2025.

	2025
(Dollars in millions)	Amount	Rate
U.S. federal income tax rate	$23.5	21.0%
Domestic:
Effects of cross border tax laws:
Global Intangible Low-taxed Income, net of credits	3.6	3.2
Subpart F income, net of credits	(1.6)	(1.4)
Withholding tax	3.8	3.4
Tax credits:
Research & development credits	(3.9)	(3.5)
Non-deductible executive compensation	2.0	1.8
Domestic state & local income taxes, net of federal benefit (a)	(4.5)	(4.0)

Foreign:
Luxembourg
Foreign rate differential	(1.8)	(1.6)
Statutory impairment	(28.9)	(25.9)
Intellectual property transfer	(18.1)	(16.2)
Valuation allowance	41.2	36.9
Withholding tax	1.3	1.2
Other	0.8	0.7
Cyprus
Foreign rate differential	(1.5)	(1.4)
Intellectual property transfer	6.0	5.4
Tax incentives	(2.0)	(1.8)
Other	1.0	0.9
Netherlands
Foreign rate differential	2.9	2.6
Tax incentives	(5.5)	(4.9)
Other	0.7	0.6
Switzerland
Withholding tax	4.1	3.6
Other	(0.8)	(0.7)
China
Foreign rate differential	1.6	1.4
Valuation allowance	(2.2)	(2.0)
Other	0.9	0.9
Germany
Valuation allowance	3.0	2.6
Other	0.3	0.4
Other foreign jurisdictions	6.7	6.0

Worldwide changes in unrecognized tax benefits	(4.5)	(4.0)

Total income tax expense	$28.1	25.2%
(a)California, Wisconsin, and Georgia make up the majority of the state & local income tax benefit.
53 AVIENT CORPORATION

In 2025, Luxembourg recognized a statutory impairment that gave rise to a $28.9 million tax benefit. Further, in 2025, the Company completed an intercompany transfer of intellectual property between entities in different tax jurisdictions resulting in a net tax benefit of $12.1 million. These benefits increased deferred tax assets in Luxembourg; however, based on an evaluation of available evidence, the Company determined that it is more likely than not that a portion of these deferred tax assets will not be fully realized. As a result, the Company recorded a valuation allowance of $41.2 million in Luxembourg.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective tax rate differs from the statutory tax rate as follows:

	2024	2023
U.S. federal income tax rate	21.0%	21.0%

International tax rate differential:
Asia	0.4	0.9
Europe	(0.8)	(5.2)
North and South America	2.1	4.5
Total international tax rate differential	1.7	0.2

Net tax on GILTI and Subpart F Income	(0.5)	2.2
International tax on certain current and prior year earnings	1.6	3.9
Non-deductible interest	0.4	5.3
Research and development credit	(1.7)	(3.7)
Capital losses	—	(5.4)
State and local tax, net	(0.7)	(2.3)
International permanent items	0.7	(7.5)
U.S. permanent items	2.1	2.5
Net impact of uncertain tax positions	(1.1)	(5.3)
Changes in valuation allowances	—	3.6
Other	0.6	(1.9)
Effective income tax rate	24.1%	12.6%
In 2023, the tax rate included the recognition of tax benefits of 7.5% associated with tax impairments of investments in affiliates, driven in part from European restructuring actions. Further, we recognized a 5.4% tax benefit from federal and state capital losses associated with an international affiliate's tax status change in 2022. Finally, we recognized tax benefits from the reduction of uncertain tax positions as well as the U.S. R&D tax credit, which reduced the tax rate, 5.3% and 3.7%, respectively. Partially offsetting these benefits were non-deductible foreign interest, 5.3%, tax associated with foreign income repatriation, 3.9%, and an increase of our valuation allowance which impacted the rate 3.6%.

54 AVIENT CORPORATION

Components of our deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows:

(In millions)	2025	2024
Deferred tax assets:
Employment costs	21.3	22.0
Environmental accruals	34.1	35.5
Net operating loss carryforwards	96.9	60.8
Operating leases	8.9	9.5
Research and development	62.7	53.0
Capitalized and carryforward interest	105.2	78.5
Financial derivatives	73.7	4.5
Other	26.5	32.7
Gross deferred tax assets	$429.3	$296.5
Valuation allowances	(76.3)	(30.3)
Total deferred tax assets, net of valuation allowances	$353.0	$266.2

Deferred tax liabilities:
Property, plant and equipment	$(100.4)	$(100.4)
Goodwill and intangibles	(325.7)	(318.5)
Operating leases	(9.0)	(9.7)
Other	(8.9)	(16.7)
Total deferred tax liabilities	$(444.0)	$(445.3)

Net deferred tax liabilities	$(91.0)	$(179.1)

Consolidated Balance Sheets:
Non-current deferred income tax assets	$194.7	$81.3
Non-current deferred income tax liabilities	$(285.7)	$(260.4)

As of December 31, 2025, we had gross state net operating loss carryforwards of $68.1 million that expire between 2026 and 2044 or that have indefinite carryforward periods. Various international subsidiaries have gross net operating loss carryforwards totaling $357.4 million that expire between 2026 and 2042 or that have indefinite carryforward periods.
As of December 31, 2025, no tax provision has been made relating to undistributed earnings of certain non-U.S. subsidiaries, as these amounts continue to be indefinitely reinvested, consistent with our policy. The cash that is permanently reinvested is typically used for operations. It is not practical to estimate the additional income taxes and applicable withholding taxes that would be payable upon the remittance of such undistributed earnings. Taxes on certain foreign earnings as of December 31, 2025 and 2024 included in the Other deferred tax liabilities line in the table above are $10.0 million and $9.7 million, respectively.

55 AVIENT CORPORATION

In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, cash paid for income taxes was as follows:

(In millions)	2025
Income taxes paid, net of refunds:
U.S. Federal	$4.2
U.S. State	(0.7)
Brazil	4.6
China	8.8
Italy	4.3
Mexico	7.5
Netherlands	5.5
Switzerland	4.2
Other International	27.4
Total income taxes paid, net of refunds	$65.8
For the years ended December 31, 2024 and 2023, income taxes paid, net of refunds, were $65.9 million and $151.2 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
(In millions)	2025	2024	2023
Balance as of January 1,	$13.6	$16.9	$25.4
Increases as a result of positions taken during current year	0.9	0.3	1.9
Increases as a result of positions taken for prior years	0.6	0.7	0.4
Reductions for tax positions of prior years	—	(0.6)	(10.7)
Decreases as a result of lapse of statute of limitations	(5.8)	(3.2)	(0.6)
Other, net	0.5	(0.5)	0.5
Balance as of December 31,	$9.8	$13.6	$16.9

We recognize interest and penalties related to uncertain tax positions in the tax provision. We had $2.2 million and $2.5 million accrued as of December 31, 2025 and 2024, respectively.
If all unrecognized tax benefits were recognized, the net impact on the tax provision would be a benefit of $9.8 million.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax associated with the Notice is $23.8 million plus estimated interest of $7.3 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of December 31, 2025, the Company has not recorded any income tax provision related to this matter; therefore an unfavorable ruling or settlement in U.S. Tax Court would adversely impact our effective tax rate and result in a cash tax payment.
Note 12 — SHARE-BASED COMPENSATION
Share-based compensation cost recognized in the accompanying Consolidated Statements of Income includes compensation cost for share-based payment awards based on an estimated grant date fair value. Share-based compensation expense is based on awards expected to vest and therefore has been reduced for estimated forfeitures.

56 AVIENT CORPORATION

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
Share-based compensation is included in Selling and administrative expense. A summary of compensation expense by type of award follows:

(In millions)	2025	2024	2023
Stock appreciation rights	$2.6	$6.5	$6.1
Performance shares	—	0.1	0.2
Restricted stock units	6.5	8.8	6.9
Total share-based compensation	$9.1	$15.4	$13.2
Stock Appreciation Rights
During the years ended December 31, 2024 and 2023, the total number of SARs granted was 0.5 million and 0.5 million, respectively. No SARs were granted in 2025. Awards vest in one-third increments upon the later of the attainment of time-based vesting over a three-year service period and stock price targets. Awards granted in 2024 and 2023 are subject to an appreciation cap of 200% of the base price. SARs have contractual terms of ten years from the date of the grant.
The SARs were valued using a Monte Carlo simulation method as the vesting is dependent on the achievement of certain stock price targets. The SARs have time and stock price target requirements, both of which must be achieved in order to vest. Forfeitures were estimated at 3% per year based on our historical experience.
A summary of SAR activity for 2025 is presented below:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of January 1, 2025	2.5	$40.93	6.6	$6.2
Exercised	(0.1)	34.16
Forfeited or expired	(0.1)	47.57
Outstanding as of December 31, 2025	2.3	$40.76	5.5	$0.2
Vested and exercisable as of December 31, 2025	1.6	$38.01	4.7	$0.2
The total intrinsic value of SARs exercised during 2025, 2024 and 2023 was $0.4 million, $5.6 million and $0.7 million, respectively. As of December 31, 2025, there was $0.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over the weighted average remaining vesting period of 13 months.
Restricted Stock Units
RSUs represent contingent rights to receive one common share at a future date provided certain vesting criteria are met. During 2025, 2024 and 2023, the total number of RSUs granted were 0.2 million, 0.2 million and 0.3 million, respectively. In 2025, 0.2 million RSUs vested and 0.1 million RSUs were forfeited. RSUs granted in 2024 and 2023, which generally vest on the third anniversary of the grant date, were granted to executives and other key employees. RSUs granted in 2025 vest annually over a three-year period. Compensation expense is measured on the grant date using the quoted market price of our common shares and is recognized on a straight-line basis over the requisite service period.
As of December 31, 2025, 0.5 million RSUs remain unvested with a weighted-average grant date fair value of $41.09. Unrecognized compensation cost for RSUs at December 31, 2025 was $11.1 million, which is expected to be recognized over the weighted average remaining vesting period of 20 months.
57 AVIENT CORPORATION

Note 13 — SEGMENT INFORMATION
Operating segments are components of the Company about which separate financial information is available and evaluated on a regular basis by the chief operating decision maker (CODM), which is the Company's chief executive officer. Operating income is the primary segment performance measure that is reported to CODM. Our CODM utilizes this measure to determine appropriate resource allocations to our segments in the annual planning process and to periodically assess segment performance, primarily by evaluating actual results in comparison to the annual operating plan and forecast. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, mark-to-market adjustments on pension and other post-retirement obligations, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
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

58 AVIENT CORPORATION

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

59 AVIENT CORPORATION

Financial information by reportable segment is as follows:

(In millions) Year Ended December 31, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,034.2	$1,231.3	$(5.3)	$3,260.2
Cost of sales	1,352.0	854.5	38.1	2,244.6
Selling and administrative expense	380.9	213.2	218.0	812.1
Operating income	301.3	163.6	(261.4)	203.5
Interest expense, net				(98.6)
Other income				6.8
Income from continuing operations before income taxes				$111.7

Other disclosures:
Depreciation and amortization	$89.2	$88.2	$8.5	$185.9
Capital expenditures	36.8	54.7	15.1	106.6
Total assets	2,602.4	2,578.0	845.2	6,025.6

Year Ended December 31, 2024	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,046.5	$1,196.8	$(2.9)	$3,240.4
Cost of sales	1,365.4	821.9	(3.6)	2,183.7
Selling and administrative expense	384.9	207.7	134.8	727.4
Operating income	296.2	167.2	(134.1)	329.3
Interest expense, net				(105.6)
Other income				1.1
Income from continuing operations before income taxes				$224.8

Other disclosures:
Depreciation and amortization	$87.5	$82.1	$10.1	$179.7
Capital expenditures	33.6	48.7	39.6	121.9
Total assets	2,574.2	2,452.3	784.6	5,811.1

Year Ended December 31, 2023	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$2,007.4	$1,138.2	$(2.8)	$3,142.8
Cost of sales	1,376.2	796.4	77.7	2,250.3
Selling and administrative expense	371.3	199.3	125.1	695.7
Operating income	259.9	142.5	(205.6)	196.8
Interest expense, net				(115.3)
Other income				5.8
Income from continuing operations before income taxes				$87.3

Other disclosures:
Depreciation and amortization	$98.3	$81.5	$9.0	$188.8
Capital expenditures	21.4	50.1	47.9	119.4
60 AVIENT CORPORATION

Our sales are primarily to customers in the United States, Canada, Mexico, Europe, South America and Asia, and the majority of our assets are located in these same geographic areas. The following is a summary of sales and property based on the geographic areas where the sales originated and where the assets are located, in addition to other relevant financial information by reportable segment:

(In millions)	2025	2024	2023
Sales:
United States and Canada	$1,309.3	$1,336.3	$1,271.2
Latin America	182.4	180.1	167.5
EMEA	1,175.5	1,154.2	1,151.9
Asia	593.0	569.8	552.2
Total Sales	$3,260.2	$3,240.4	$3,142.8

Property, net:
United States and Canada	$427.8	$449.8
Latin America	28.5	25.4
EMEA	360.2	306.5
Asia	172.3	173.6
Total Property, net	$988.8	$955.3

Note 14 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), that ongoing assessment may be done qualitatively for highly effective relationships.
Net Investment Hedge
As a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we have executed cross-currency swaps, in which we pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars. In November 2024, the Company completed a transaction to effectively amend and extend cross-currency swaps maturing in May 2025, which had a combined notional amount of €1,467.2 million. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreements. In November 2024, the Company also entered into an additional cross-currency swap agreement, which had a combined notional amount of €208.2 million, to further hedge its net investment in its European operations.
We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the years ended December 31, 2025 and 2024, a loss of $210.2 million and a gain of $77.3 million, respectively, were recognized within translation adjustments in AOCI, net of tax.
These cross-currency swaps effectively convert a portion of our U.S. dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. Included in Interest expense, net within the Consolidated Statements of Income are benefits of $36.1 million, $38.4 million and $38.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to net interest payments received from counterparties.

61 AVIENT CORPORATION

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets as of December 31, 2025 and 2024 is as follows:

(In millions)	Notional Amount	Other non-current assets	Other current liabilities	Other non-current liabilities
December 31, 2025
November 2026 maturity	€700.0	$—	$94.8	$—
August 2027 maturity	900.0	—	—	155.5
January 2028 maturity	510.5	—	—	68.8
January 2029 maturity	464.9	—	—	61.8
Total	€2,575.4	$—	$94.8	$286.1

December 31, 2024
November 2026 maturity	€700.0	$4.9	$—	$15.5
August 2027 maturity	900.0	—	—	55.7
January 2028 maturity	510.5	1.2	—	15.9
January 2029 maturity	464.9	—	—	17.6
Total	€2,575.4	$6.1	$—	$104.7
62 AVIENT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Avient’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Avient’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report On Internal Control Over Financial Reporting
The following report is provided by management in respect of Avient’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Avient’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.
Under the supervision of and with participation of Avient’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Management believes that the 2013 Framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Avient’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Avient’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.
Based on the results of our evaluation, management has concluded that such internal control over financial reporting was effective as of December 31, 2025. There were no material weaknesses in internal control over financial reporting identified by management. The results of management's assessment were reviewed with our Audit Committee.

4.
Ernst & Young LLP, who audited the consolidated financial statements of Avient for the year ended December 31, 2025, also issued an attestation report on Avient’s internal control over financial reporting under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board. This attestation report is set forth on page 28 of this Annual Report on Form 10-K and is incorporated by reference into this Item 9A.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2025.
63 AVIENT CORPORATION

Departure of Directors or Certain Officers
On February 15, 2026, Gregory J. Goff notified the Board of Directors of the Company that he does not intend to stand for reelection at the Company's 2026 Annual Meeting of Shareholders. Mr. Goff will continue to serve as a member of the Board until the expiration of his current term at the Annual Meeting. Mr. Goff's decision not to stand for reelection was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
64 AVIENT CORPORATION

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Avient’s directors, including the identification of the audit committee and audit committee financial experts, and Avient's insider trading policies and procedures is incorporated by reference to the information contained in Avient’s Proxy Statement with respect to the 2026 Annual Meeting of Shareholders (2026 Proxy Statement). Information concerning executive officers is contained in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers.”
The information regarding any changes in procedures by which shareholders may recommend nominees to Avient’s Board of Directors is incorporated by reference to the information contained in the 2026 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2026 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	2,874,139	$40.76	2,642,371
Equity compensation plans not approved by security holders	—	—	—
Total	2,874,139	$40.76	2,642,371
(1) This amount represents shares of common stock underlying awards that have been granted under the terms of the PolyOne Corporation 2010 Equity and Performance Incentive Plan, the PolyOne Corporation 2017 Equity and Performance Incentive Plan, and the Amended 2020 Plan, including 2,338,215 shares issuable pursuant to outstanding stock appreciation rights (SARs) (assuming maximum achievement, so this aggregate reported number may overstate actual dilution) and 535,924 shares issuable pursuant to outstanding restricted stock unit (RSU) and performance share awards.
(2) Reflects the weighted-average exercise price of SARs, and does not take into account RSUs or performance shares, as such awards have no exercise price.
(3) Represents the number of shares of common stock remaining available for future awards (options, warrants, restricted stock, unrestricted stock, or performance shares) under the Amended 2020 Plan.
The information regarding security ownership of certain beneficial owners is incorporated by reference to the information contained in the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by Avient’s independent registered public accounting firm and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2026 Proxy Statement.
65 AVIENT CORPORATION

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Avient Corporation are included in Item 8:
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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
10.1†
Revolving Credit Agreement, dated as of June 12, 2025, by and among Avient Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 16, 2025, SEC File No. 1-16091)

10.2
Credit Agreement, dated November 12, 2015, by and among PolyOne Corporation, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc. and Morgan Stanley & Co. LLC, as joint-lead arrangers and joint-book managers, Jefferies Finance LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc., as co-managers, and several other commercial lending institutions that are parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 1-16091)

10.3
Amendment Agreement No. 1 to the Credit Agreement, dated as of June 15, 2016, among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-1 Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 16091)

10.4
Amendment Agreement No. 2, dated August 3, 2016, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as the incremental term lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016, SEC File No. 1-16091)

10.5
Amendment Agreement No. 3, dated January 24, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-2 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, SEC File No. 1-16091)

10.6
Amendment Agreement No. 4, dated August 15, 2017, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as administrative agent and the Additional Term B-3 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-16091)

10.7
Amendment Agreement No. 5, dated April 11, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and SunTrust Bank, as the Additional Term B-4 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, SEC File No. 1-16091)

10.8
Amendment Agreement No. 6, dated November  9, 2018, by and among PolyOne Corporation, the subsidiaries of PolyOne Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as the Additional Term B-5 Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018, SEC File No. 1-16091)

66 AVIENT CORPORATION

10.9
Amendment Agreement No. 7, dated as of August 29, 2022, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, Citibank, N.A., as administrative agent, and the Term B-6 Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2022, SEC File No. 1-16091)

10.10
Amendment Agreement No. 8, dated August 16, 2023, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Credit Agreement, Citibank, N.A., as administrative agent, and Morgan Stanley Bank, N.A., as the Amendment No. 8 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2023, SEC File No. 1-16091)

10.11
Amendment Agreement No. 9, dated as of April 9, 2024, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Credit Agreement, and Citibank, N.A., as the administrative agent and as the Amendment No. 9 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, SEC File No. 1-16091)

10.12
Amendment Agreement No. 10, dated as of March 12, 2025, by and among Avient Corporation, the subsidiaries of Avient Corporation party thereto, the existing lenders under the Term Loan Agreement, Citibank, N.A, as administrative agent, and Truist Bank, as the Amendment No. 10 Additional Term Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 17, 2025, SEC File No. 1-16091)

10.13+
Amended and Restated Avient Corporation 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 3, 2015, SEC File No. 1-16091)

10.14+
First Amendment to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of March 16, 2016; Amendment No. 2 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 19, 2018; Amendment No. 3 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of April 18, 2019; and Amendment No. 4 to the Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014), dated as of December 18, 2019 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, SEC File No. 1-16091)

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

10.18+**	Schedule of Executive Officers and Others with Management Continuity Agreements
10.19+
Avient Supplemental Retirement Benefit Plan (As Amended and Restated Effective January 1, 2014) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC file No. 1-16091)

10.20
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
10.23+
Form of 2021 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, SEC File No. 1-16091)

10.24+
Form of 2022 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, SEC File No. 1-16091)

10.25+
Form of 2023 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, SEC File No. 1-16091)

10.26+
Avient Corporation 2020 Equity and Incentive Compensation Plan (Amended and Restated Effective May 11, 2023) (incorporated by reference to Appendix B to the Registrant's Definite Proxy Statement on Schedule 14A, filed March 29, 2023, SEC File No. 1-16091)

10.27+
Form of 2024 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, SEC File No. 1-16091)

10.28+
Form of 2025 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, SEC File No. 1-16091)

10.29+**	Form of 2026 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan
10.30+
Letter agreement, dated February 11, 2025, between Joel R. Rathbun and Avient Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, SEC File No. 1-16091)

19.1	Avient Corporation Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, SEC File No. 1-16091)
67 AVIENT CORPORATION

21.1**	Subsidiaries of the Company
23.1**	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
31.1**	Certification of Ashish K. Khandpur, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, Chairman, President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer
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

AVIENT CORPORATION

February 17, 2026	BY:	/S/ JAMIE A. BEGGS
Jamie A. Beggs Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title

/S/ ASHISH K. KHANDPUR	Chairman, President Chief Executive Officer (Principal Executive Officer)	February 17, 2026
Ashish K. Khandpur

/S/ JAMIE A. BEGGS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2026
Jamie A. Beggs

/S/ ROBERT E. ABERNATHY	Director	February 17, 2026
Robert E. Abernathy

/S/ RICHARD H. FEARON	Director	February 17, 2026
Richard H. Fearon

/S/ GREGORY J. GOFF	Director	February 17, 2026
Gregory J. Goff

/S/ NEIL GREEN	Director	February 17, 2026
Neil Green

/S/ WILLIAM R. JELLISON	Director	February 17, 2026
William R. Jellison

/S/ SANDRA BEACH LIN	Director	February 17, 2026
Sandra Beach Lin

/S/ KIM ANN MINK	Director	February 17, 2026
Kim Ann Mink

/S/ ERNEST NICOLAS	Director	February 17, 2026
Ernest Nicolas

/S/ KERRY J. PREETE	Director	February 17, 2026
Kerry J. Preete

/S/ PATRICIA VERDUIN	Director	February 17, 2026
Patricia Verduin

/S/ WILLIAM A. WULFSOHN	Director	February 17, 2026
William A. Wulfsohn

69 AVIENT CORPORATION