Form 10-Q
period 2026-03-31
AVIENT CORP
filed 2026-05-07
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of March 31, 2026 was 91,710,167.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Sales	$847.4	$826.6
Cost of sales	574.8	563.4
Gross margin	272.6	263.2
Selling and administrative expense	176.8	262.5
Operating income	95.8	0.7
Interest expense, net	(22.0)	(26.9)
Other expense, net	(1.5)	(0.4)
Income (loss) before income taxes	72.3	(26.6)
Income tax (expense) benefit	(16.5)	6.7
Net income (loss)	$55.8	$(19.9)
Net income attributable to noncontrolling interests	(0.1)	(0.3)
Net income (loss) attributable to Avient common shareholders	$55.7	$(20.2)

Earnings (loss) per share attributable to Avient common shareholders - Basic:	$0.61	$(0.22)
Earnings (loss) per share attributable to Avient common shareholders - Diluted:	$0.61	$(0.22)

Weighted-average shares used to compute earnings per common share:
Basic	91.7	91.5
Plus dilutive impact of share-based compensation	0.2	—
Diluted	91.9	91.5

Anti-dilutive share-based compensation awards	1.8	2.5

Cash dividends declared per share of common stock	$0.2750	$0.2700
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$55.8	$(19.9)
Other comprehensive income, net of tax:
Translation adjustments and related hedging instruments	1.2	29.5
Total other comprehensive income	1.2	29.5
Total comprehensive income	57.0	9.6
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)
Comprehensive income attributable to Avient common shareholders	$56.9	$9.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$427.6	$510.5
Accounts receivable, net	513.4	435.0
Inventories, net	386.4	367.2
Other current assets	96.5	88.2
Total current assets	1,423.9	1,400.9
Property, net	967.9	988.8
Goodwill	1,739.2	1,757.6
Intangible assets, net	1,447.4	1,492.4
Other non-current assets	366.4	385.9
Total assets	$5,944.8	$6,025.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.5	$0.5
Accounts payable	426.1	410.0
Accrued expenses and other current liabilities	376.5	435.8
Total current liabilities	803.1	846.3
Non-current liabilities:
Long-term debt	1,924.0	1,922.6
Deferred income taxes	280.5	285.7
Other non-current liabilities	519.2	584.7
Total non-current liabilities	2,723.7	2,793.0

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,405.8	2,374.2
Noncontrolling interest	12.2	12.1
Total equity	2,418.0	2,386.3
Total liabilities and equity	$5,944.8	$6,025.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$55.8	$(19.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47.9	45.3
Cloud-based enterprise resource planning system impairment	—	71.6
Share-based compensation expense	2.1	2.4
Changes in assets and liabilities:
Increase in accounts receivable	(83.7)	(83.7)
Increase in inventories	(22.9)	(20.3)
Increase (decrease) in accounts payable	20.0	(1.0)
(Decrease) increase in restructuring obligations	(4.7)	2.5
Decrease in incentive accruals	(24.8)	(53.1)
Environmental insurance recovery	—	34.0
Accrued expenses and other assets and liabilities, net	(24.2)	(28.9)
Net cash used in operating activities	(34.5)	(51.1)

Investing activities
Capital expenditures	(19.0)	(12.5)
Net cash used in investing activities	(19.0)	(12.5)

Financing activities
Cash dividends paid	(25.2)	(24.7)
Other financing activities	(2.6)	(3.6)
Net cash used in financing activities	(27.8)	(28.3)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	3.4
Decrease in cash and cash equivalents	(82.9)	(88.5)
Cash and cash equivalents at beginning of year	510.5	544.5
Cash and cash equivalents at end of period	$427.6	$456.0
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2026	122.2	(30.6)	$1.2	$1,542.4	$1,865.1	$(927.8)	$(106.7)	$2,374.2	$12.1	$2,386.3
Net income	—	—	—	—	55.7	—	—	55.7	0.1	55.8
Other comprehensive income	—	—	—	—	—	—	1.2	1.2	—	1.2
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	0.1	—	(1.3)	—	1.2	—	(0.1)	—	(0.1)
Balance at March 31, 2026	122.2	(30.5)	$1.2	$1,541.1	$1,895.6	$(926.6)	$(105.5)	$2,405.8	$12.2	$2,418.0

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

5 AVIENT CORPORATION

Avient Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments, including those that are normal, recurring and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 of Avient Corporation. When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Avient” and the “Company” mean Avient Corporation and its consolidated subsidiaries.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2026.
Accounting Standards Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. The Company adopted the ASU effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company's allowance for doubtful accounts.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). This accounting standard requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains theses expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03. As the standard will only impact its disclosures, there will be no material impact to the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). This accounting standard changes when software project costs should be capitalized by removing all references to development stages and requiring costs to be capitalized when (1) the Company authorizes and commits to funding the software project and (2) it is probable the software project will be completed. The standard also requires additional annual and interim disclosures, including the capitalized software balance and accumulated amortization. ASU 2025-06 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2027, with early adoption permitted and may be applied prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of ASU 2025-06 and expects the standard will not have a material impact on the consolidated financial statements and related disclosures.

6 AVIENT CORPORATION

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of March 31, 2026 and December 31, 2025 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2025	$711.4	$1,046.2	$1,757.6
Currency translation	(11.0)	(7.4)	(18.4)
Balance at March 31, 2026	$700.4	$1,038.8	$1,739.2
Indefinite and finite-lived intangible assets consisted of the following:

	As of March 31, 2026
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(278.9)	$31.5	$478.8
Patents, technology and other	847.0	(313.2)	36.0	569.8
Indefinite-lived trade names	362.8	—	36.0	398.8
Total	$1,936.0	$(592.1)	$103.5	$1,447.4

	As of December 31, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(269.7)	$39.2	$495.7
Patents, technology and other	847.0	(301.4)	46.2	591.8
Indefinite-lived trade names	362.8	—	42.1	404.9
Total	$1,936.0	$(571.1)	$127.5	$1,492.4

7 AVIENT CORPORATION

Note 3 — RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
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
As a result of this decision, in the first quarter of 2025, the Company recognized a non-cash, pre-tax impairment charge of $71.6 million associated with capitalized implementation costs. The Company also recognized pre-tax charges of $14.7 million associated with unpaid contractual obligations for hosting fees. Further, the Company recognized charges of $2.8 million associated with severance actions resulting from the decision to cease development of S/4HANA. These charges are included in Selling and administrative expense within the Condensed Consolidated Statements of Income.
Further restructuring charges in 2026 and 2025 were recognized associated with workforce reductions and plant closures. These actions have been taken as a result of productivity initiatives and organizational changes.
A summary of all restructuring activity is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2025	$10.1	$0.8	$10.9
Restructuring charges	38.1	7.5	45.6
Payments, utilization and translation	(12.9)	(8.3)	(21.2)
Balance at December 31, 2025	$35.3	$—	$35.3
Restructuring charges	0.8	3.2	4.0
Payments, utilization and translation	(5.9)	(3.2)	(9.1)
Balance at March 31, 2026	$30.2	$—	$30.2
These restructuring charges were included in Cost of sales and Selling and administrative expense.
Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of March 31, 2026	As of December 31, 2025
Finished products	$167.6	$162.7
Work in process	23.6	23.7
Raw materials and supplies	195.2	180.8
Inventories, net	$386.4	$367.2
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of March 31, 2026	As of December 31, 2025
Land and land improvements	$99.1	$100.8
Buildings	451.1	455.6
Machinery and equipment	1,375.4	1,382.5
Property, gross	1,925.6	1,938.9
Less accumulated depreciation	(957.7)	(950.1)
Property, net	$967.9	$988.8
Note 6 — INCOME TAXES
During the three months ended March 31, 2026, the Company’s effective tax rate of 22.8% was above the U.S federal rate of 21.0% primarily due to foreign earnings mix, U.S. global intangible low-taxed income (GILTI), and withholding taxes on foreign earnings. These unfavorable items were partially offset by U.S. research and development (R&D) credits, along with favorable foreign permanent items, most notably tax incentives associated with R&D.

8 AVIENT CORPORATION

During the three months ended March 31, 2025, the Company's effective tax rate resulted in a benefit of 25.2% as a result of pre-tax loss in the first quarter of 2025. The pre-tax loss was driven by the Company's cloud-based enterprise resource planning system impairment. The 25.2% income tax benefit was higher than the U.S. federal tax rate of 21.0% primarily due to the state and local tax benefit of the pre-tax loss.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax associated with the Notice is $23.8 million plus estimated interest of $7.8 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of March 31, 2026, the Company has not recorded any income tax provision related to this matter; therefore an unfavorable ruling in U.S. Tax Court or settlement would adversely impact our effective tax rate and result in a cash tax payment.

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of March 31, 2026 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	570.7	10.9	559.8	5.42%
7.125% senior notes due 2030	725.0	5.9	719.1	7.125%
6.250% senior notes due 2031	650.0	7.5	642.5	6.250%
Other Debt	3.1	—	3.1
Total Debt	1,948.8	24.3	1,924.5
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,948.3	$24.3	$1,924.0

As of December 31, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	570.7	11.7	559.0	6.01%
7.125% senior notes due 2030	725.0	6.2	718.8	7.125%
6.250% senior notes due 2031	650.0	7.9	642.1	6.250%
Other Debt	3.2	—	3.2
Total Debt	1,948.9	25.8	1,923.1
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,948.4	$25.8	$1,922.6

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

9 AVIENT CORPORATION

During 2025, the Company made voluntary prepayments of $150.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made without penalty or premium.
As of March 31, 2026, we had no borrowings outstanding under the senior secured revolving credit facility.
The agreements governing our senior secured revolving credit facility and our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of March 31, 2026, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at March 31, 2026 and December 31, 2025 was $1,947.6 million and $1,967.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.
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
Net Investment Hedge
As a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we have executed cross-currency swaps, in which we pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars. We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the three months ended March 31, 2026, a gain of $54.6 million was recognized within translation adjustments in AOCI, net of tax, compared to losses of $44.3 million, net of tax, for the three months ended March 31, 2025. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $9.0 million, for the three months ended March 31, 2026 and March 31, 2025, respectively, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 is as follows:

	As of March 31, 2026
(In millions)	Notional Amount	Other current assets	Other non-current assets	Other current liabilities	Other non-current liabilities
Cross-currency swaps	€2,575.4	$—	$—	$76.3	$233.0

(In millions)	As of December 31, 2025
Cross-currency swaps	€2,575.4	$—	$—	$94.8	$286.1

10 AVIENT CORPORATION

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
Financial information by reportable segment is as follows:

(In millions) Three Months Ended March 31, 2026	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$528.1	$320.2	$(0.9)	$847.4
Cost of sales	349.4	219.6	5.8	574.8
Selling and administrative expense	97.3	53.2	26.3	176.8
Operating income	$81.4	$47.4	$(33.0)	$95.8
Interest expense, net				(22.0)
Other expense, net				(1.5)
Income before income taxes				$72.3

Three Months Ended March 31, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$519.7	$308.4	$(1.5)	$826.6
Cost of sales	346.6	210.6	6.2	563.4
Selling and administrative expense	94.5	50.7	117.3	262.5
Operating income	$78.6	$47.1	$(125.0)	$0.7
Interest expense, net				(26.9)
Other expense, net				(0.4)
Loss before income taxes				$(26.6)

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization:
Color, Additives and Inks	$22.4	$21.7
Specialty Engineered Materials	22.6	21.5
Corporate	2.9	2.1
Depreciation and amortization	$47.9	$45.3

Capital expenditures:
Color, Additives and Inks	$5.4	$4.9
Specialty Engineered Materials	9.4	6.8
Corporate	4.2	0.8
Capital expenditures	$19.0	$12.5

11 AVIENT CORPORATION

	Total Assets
(In millions)	As of March 31, 2026	As of December 31, 2025
Color, Additives and Inks	$2,629.0	$2,602.4
Specialty Engineered Materials	2,566.6	2,578.0
Corporate	749.2	845.2
Total assets	$5,944.8	$6,025.6
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
In 2024, the Company finalized the design for the first phase of a barrier wall, as well as an updated remedial action timeline at the site, which resulted in charges of $19.8 million. Construction of the initial barrier wall was completed in the first quarter of 2025. Further, in 2025, the Company recognized charges of $21.3 million associated with incremental investigation and remedial design work deemed necessary based on results of ongoing findings at the site. This incremental work resulted in a two-year extension of the planned remedial action timeline, which also contributed to the charges. The remaining wall designs and construction are expected to be completed in phases through 2030. As the Company completes further design work and begins construction on the remaining sections of the barrier wall and other remedial components, the Company will update its accrual, which was $125.5 million as of March 31, 2026, for any new information as it becomes available.
Total environmental accruals of $134.9 million and $141.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. It is reasonably possible that we could incur additional costs in excess of the amount accrued, which could be material to our Condensed Consolidated Statements of Income. However, such additional costs cannot be currently estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes in the Calvert City construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.

12 AVIENT CORPORATION

During the three months ended March 31, 2026, Avient recognized costs of $3.9 million, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $4.9 million recognized during the three months ended March 31, 2025. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
Results of Operations — The three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2026	2025	Change	% Change
Sales	$847.4	$826.6	$20.8	2.5%
Cost of sales	574.8	563.4	(11.4)	(2.0)%
Gross margin	272.6	263.2	9.4	3.6%
Selling and administrative expense	176.8	262.5	85.7	32.6%
Operating income	95.8	0.7	95.1	nm
Interest expense, net	(22.0)	(26.9)	4.9	18.2%
Other expense, net	(1.5)	(0.4)	(1.1)	nm
Income (loss) before income taxes	72.3	(26.6)	98.9	371.8%
Income tax (expense) benefit	(16.5)	6.7	(23.2)	(346.3)%
Net income (loss)	55.8	(19.9)	75.7	380.4%
Net income attributable to noncontrolling interests	(0.1)	(0.3)	0.2	nm
Net income (loss) attributable to Avient common shareholders	$55.7	$(20.2)	$75.9	375.7%

Earnings (loss) per share attributable to Avient common shareholders - Basic:	$0.61	$(0.22)
Earnings (loss) per share attributable to Avient common shareholders - Diluted:	$0.61	$(0.22)
nm - not meaningful
Sales
Sales increased $20.8 million, or 2.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Favorable foreign currency impacts were 4.6%, while sales, excluding the impacts of foreign exchange, decreased 2.0%. Sales increases within the building & construction, packaging and healthcare end markets were more than offset by declines in the consumer, transportation and industrial end markets.
Gross Margin
Gross margin as a percentage of sales was 32.2% for the three months ended March 31, 2026 compared to 31.8% for the three months ended March 31, 2025. The increase was primarily driven by cost savings from productivity and restructuring actions.
Selling and administrative expense
Selling and administrative expense decreased $85.7 million for the three months ended March 31, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees.

14 AVIENT CORPORATION

Interest expense, net
Interest expense, net decreased $4.9 million for the three months ended March 31, 2026, primarily driven by the benefit of reduced interest rates resulting from refinancing activity during 2025, in addition to prepayments on Avient's senior secured term loan totaling $150.0 million during 2025.
Income taxes
During the three months ended March 31, 2026, the Company’s effective tax rate of 22.8% was above the U.S federal rate of 21.0% primarily due to foreign earnings mix, U.S. global intangible low-taxed income (GILTI), and withholding taxes on foreign earnings. These unfavorable items were partially offset by U.S. research and development (R&D) credits, along with favorable foreign permanent items, most notably tax incentives associated with R&D.
During the three months ended March 31, 2025, the Company's effective tax rate resulted in a benefit of 25.2% as a result of pre-tax loss in the first quarter of 2025. The pre-tax loss was driven by the Company's cloud-based enterprise resource planning system impairment. The 25.2% income tax benefit was higher than the U.S. federal tax rate of 21.0% primarily due to the state and local tax benefit of the pre-tax loss.
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
Sales and Operating Income — The three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended March 31,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2026	2025	Change	% Change
Sales:
Color, Additives and Inks	$528.1	$519.7	$8.4	1.6%
Specialty Engineered Materials	320.2	308.4	11.8	3.8%
Corporate	(0.9)	(1.5)	0.6	nm
Total sales	$847.4	$826.6	$20.8	2.5%

Operating income:
Color, Additives and Inks	$81.4	$78.6	$2.8	3.6%
Specialty Engineered Materials	47.4	47.1	0.3	0.6%
Corporate	(33.0)	(125.0)	92.0	73.6%
Total operating income	$95.8	$0.7	$95.1	nm
Color, Additives and Inks
Sales increased $8.4 million, or 1.6%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Favorable foreign currency impacts were 5.1%, while sales, excluding the impacts of foreign exchange, decreased 3.5%. The sales decrease was primarily within the consumer, building & construction and transportation end markets, partially offset by a sales increase in the healthcare end market.
Operating income increased $2.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by cost savings from productivity and restructuring actions.

15 AVIENT CORPORATION

Specialty Engineered Materials
Sales increased $11.8 million, or 3.8%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Favorable foreign currency impacts were 3.6%, while sales, excluding the impacts of foreign exchange, increased 0.2%. The sales increase was primarily within the building & construction and packaging end markets, partially offset by sales decreases in the consumer, industrial and transportation end markets.
Operating income increased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher sales.
Corporate
Corporate costs decreased $92.0 million for the three months ended March 31, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees. Further, restructuring charges for the three months ended March 31, 2026 were $5.2 million lower, compared to the three months ended March 31, 2025.
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
The following table summarizes our liquidity as of March 31, 2026 and December 31, 2025:

(In millions)	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$427.6	$510.5
Revolving credit availability	490.3	490.3
Liquidity	$917.9	$1,000.8
As of March 31, 2026, approximately 78% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2026 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for the remainder of 2026 include interest payments, cash taxes, dividend payments, debt repayments, environmental remediation payments, restructuring payments and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025.
Operating Activities — Net cash used in operating activities decreased $16.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven primarily by insurance proceeds of $34.0 million in 2025 for previously incurred losses at the Calvert City site partially offset by lower incentive compensation payments in 2026 associated with 2025 performance and lower working capital investment.
Investing Activities — Net cash used in investing activities during the three months ended March 31, 2026 and 2025 of $19.0 million and $12.5 million, respectively, reflects the impact of capital expenditures.
Financing Activities — Net cash used in financing activities for the three months ended March 31, 2026 and 2025 of $27.8 million and $28.3 million, respectively, primarily reflects dividend payments.

16 AVIENT CORPORATION

Debt
As of March 31, 2026, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2026	$0.4
2027	0.4
2028	0.4
2029	571.1
2030	725.5
Thereafter	651.0
Aggregate maturities	$1,948.8
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
As of March 31, 2026, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations, restructuring payments and environmental remediation obligations. During the three months ended March 31, 2026, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•changes to foreign trade policy, including new or increased tariffs and changing import/export regulations
•fluctuations in raw material prices, quality and supply, and in energy prices and supply;
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
•other factors affecting our business beyond our control, including without limitation, changes in the general economy, changes in interest rates, changes in the rate of inflation, geopolitical conflicts, tariffs and any recessionary conditions; and
•other factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 under Item 1A, “Risk Factors.”
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

18 AVIENT CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to exposures to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there have been no material changes to the risk factors that were previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding the repurchase of shares of our common shares during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	4,957,472
February 1 to February 28	—	—	—	4,957,472
March 1 to March 31	—	—	—	4,957,472
Total	—	$—	—
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of March 31, 2026, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

19 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended March 31, 2026.

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
Form of 2026 Award Agreement under the Avient Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, SEC File No. 1-16091)

31.1**	Certification of Ashish K. Khandpur, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Jamie A. Beggs, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, Chairman, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Jamie A. Beggs, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

*	Furnished herewith.

**	Filed herewith.

21 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2026	AVIENT CORPORATION

/s/ Jamie A. Beggs
Jamie A. Beggs Senior Vice President and Chief Financial Officer

22 AVIENT CORPORATION