Form 10-Q
period 2026-06-30
AVIENT CORP
filed 2026-08-06
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of June 30, 2026 was 91,719,550.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$917.0	$866.5	$1,764.4	$1,693.1
Cost of sales	609.4	588.6	1,184.2	1,152.0
Gross margin	307.6	277.9	580.2	541.1
Selling and administrative expense	195.2	181.8	372.0	444.3
Operating income	112.4	96.1	208.2	96.8
Interest expense, net	(22.3)	(24.7)	(44.3)	(51.6)
Other expense, net	(1.0)	(0.5)	(2.5)	(0.9)
Income before income taxes	89.1	70.9	161.4	44.3
Income tax expense	(23.4)	(17.4)	(39.9)	(10.7)
Net income	$65.7	$53.5	$121.5	$33.6
Net income attributable to noncontrolling interests	(0.9)	(0.9)	(1.0)	(1.2)
Net income attributable to Avient common shareholders	$64.8	$52.6	$120.5	$32.4

Earnings per share attributable to Avient common shareholders - Basic:	$0.71	$0.57	$1.31	$0.35
Earnings per share attributable to Avient common shareholders - Diluted:	$0.70	$0.57	$1.31	$0.35

Weighted-average shares used to compute earnings per common share:
Basic	91.7	91.5	91.7	91.5
Plus dilutive impact of share-based compensation	0.5	0.3	0.5	0.3
Diluted	92.2	91.8	92.2	91.8

Anti-dilutive share-based compensation awards	1.7	1.6	1.8	1.5

Cash dividends declared per share of common stock	$0.2750	$0.2700	$0.5500	$0.5400
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$65.7	$53.5	$121.5	$33.6
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(11.1)	29.4	(9.9)	58.9
Total other comprehensive income (loss)	(11.1)	29.4	(9.9)	58.9
Total comprehensive income	54.6	82.9	111.6	92.5
Comprehensive income attributable to noncontrolling interests	(0.9)	(0.9)	(1.0)	(1.2)
Comprehensive income attributable to Avient common shareholders	$53.7	$82.0	$110.6	$91.3
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$425.6	$510.5
Accounts receivable, net	553.5	435.0
Inventories, net	443.0	367.2
Other current assets	111.3	88.2
Total current assets	1,533.4	1,400.9
Property, net	961.9	988.8
Goodwill	1,737.6	1,757.6
Intangible assets, net	1,420.8	1,492.4
Other non-current assets	351.1	385.9
Total assets	$6,004.8	$6,025.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.5	$0.5
Accounts payable	474.7	410.0
Accrued expenses and other current liabilities	331.7	435.8
Total current liabilities	806.9	846.3
Non-current liabilities:
Long-term debt	1,875.3	1,922.6
Deferred income taxes	278.1	285.7
Other non-current liabilities	594.5	584.7
Total non-current liabilities	2,747.9	2,793.0

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,436.9	2,374.2
Noncontrolling interest	13.1	12.1
Total equity	2,450.0	2,386.3
Total liabilities and equity	$6,004.8	$6,025.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$121.5	$33.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.7	91.9
Cloud-based enterprise resource planning system impairment	—	71.6
Share-based compensation expense	4.1	4.6
Changes in assets and liabilities:
Increase in accounts receivable	(124.8)	(102.9)
Increase in inventories	(80.5)	(20.8)
Increase in accounts payable	69.0	1.4
(Decrease) increase in restructuring obligations	(11.1)	3.2
Decrease in incentive accruals	(2.3)	(40.6)
Environmental insurance recovery	—	34.0
Accrued expenses and other assets and liabilities, net	(13.3)	(14.3)
Net cash provided by operating activities	59.3	61.7

Investing activities
Capital expenditures	(41.3)	(39.5)
Net cash used in investing activities	(41.3)	(39.5)

Financing activities
Cash dividends paid	(50.4)	(49.4)
Payments on long-term borrowings	(50.0)	(50.2)
Other financing activities	(2.6)	(6.8)
Net cash used in financing activities	(103.0)	(106.4)
Effect of exchange rate changes on cash	0.1	14.2
Decrease in cash and cash equivalents	(84.9)	(70.0)
Cash and cash equivalents at beginning of year	510.5	544.5
Cash and cash equivalents at end of period	$425.6	$474.5
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2026	122.2	(30.6)	$1.2	$1,542.4	$1,865.1	$(927.8)	$(106.7)	$2,374.2	$12.1	$2,386.3
Net income	—	—	—	—	55.7	—	—	55.7	0.1	55.8
Other comprehensive income	—	—	—	—	—	—	1.2	1.2	—	1.2
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	0.1	—	(1.3)	—	1.2	—	(0.1)	—	(0.1)
Balance at March 31, 2026	122.2	(30.5)	$1.2	$1,541.1	$1,895.6	$(926.6)	$(105.5)	$2,405.8	$12.2	$2,418.0
Net income	—	—	—	—	64.8	—	—	64.8	0.9	65.7
Other comprehensive loss	—	—	—	—	—	—	(11.1)	(11.1)	—	(11.1)
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	—	—	2.4	—	0.2	—	2.6	—	2.6
Balance at June 30, 2026	122.2	(30.5)	$1.2	$1,543.5	$1,935.2	$(926.4)	$(116.6)	$2,436.9	$13.1	$2,450.0

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4
Net income	—	—	—	—	52.6	—	—	52.6	0.9	53.5
Other comprehensive income	—	—	—	—	—	—	29.4	29.4	—	29.4
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	—	—	2.6	—	0.1	—	2.7	—	2.7
Balance at June 30, 2025	122.2	(30.7)	$1.2	$1,538.9	$1,865.5	$(928.4)	$(118.9)	$2,358.3	$15.7	$2,374.0
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2026.
Accounting Standards Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. The Company adopted the ASU effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company's allowance for doubtful accounts.
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

6 AVIENT CORPORATION

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of June 30, 2026 and December 31, 2025 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2025	$711.4	$1,046.2	$1,757.6
Currency translation	(14.0)	(6.0)	(20.0)
Balance at June 30, 2026	$697.4	$1,040.2	$1,737.6
Indefinite and finite-lived intangible assets consisted of the following:

	As of June 30, 2026
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(287.7)	$29.2	$467.7
Patents, technology and other	847.0	(324.5)	33.9	556.4
Indefinite-lived trade names	362.8	—	33.9	396.7
Total	$1,936.0	$(612.2)	$97.0	$1,420.8

	As of December 31, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(269.7)	$39.2	$495.7
Patents, technology and other	847.0	(301.4)	46.2	591.8
Indefinite-lived trade names	362.8	—	42.1	404.9
Total	$1,936.0	$(571.1)	$127.5	$1,492.4

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
A summary of all restructuring activity is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2025	$10.1	$0.8	$10.9
Restructuring charges	38.1	7.5	45.6
Payments, utilization and translation	(12.9)	(8.3)	(21.2)
Balance at December 31, 2025	$35.3	$—	$35.3
Restructuring charges	1.6	4.8	6.4
Payments, utilization and translation	(12.6)	(4.8)	(17.4)
Balance at June 30, 2026	$24.3	$—	$24.3
These restructuring charges were included in Cost of sales and Selling and administrative expense.
Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of June 30, 2026	As of December 31, 2025
Finished products	$188.7	$162.7
Work in process	26.6	23.7
Raw materials and supplies	227.7	180.8
Inventories, net	$443.0	$367.2
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of June 30, 2026	As of December 31, 2025
Land and land improvements	$99.1	$100.8
Buildings	453.8	455.6
Machinery and equipment	1,394.9	1,382.5
Property, gross	1,947.8	1,938.9
Less accumulated depreciation	(985.9)	(950.1)
Property, net	$961.9	$988.8
Note 6 — INCOME TAXES
During the three and six months ended June 30, 2026, the Company’s effective tax rate of 26.3% and 24.7%, respectively, which is above the U.S federal rate of 21.0% primarily due to the tax rate differential on foreign earnings, unfavorable U.S. permanent items, and withholding taxes on foreign earnings. These unfavorable items were partially offset by U.S. research and development (R&D) credits, along with favorable foreign permanent items, most notably tax incentives associated with R&D.

8 AVIENT CORPORATION

During the three and six months ended June 30, 2025, the Company's effective tax rate was 24.5% and 24.2%, respectively, which is above the U.S. federal statutory rate of 21.0% primarily due to the international tax rate differential and withholding tax on foreign earnings. These unfavorable items were partially offset by the favorable impact of foreign permanent items, most notably tax incentives associated with R&D.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The proposed incremental tax associated with the Notice is $23.8 million plus estimated interest of $8.2 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of June 30, 2026, the Company has not recorded any income tax provision related to this matter; therefore, an unfavorable ruling in U.S. Tax Court or settlement would adversely impact our effective tax rate and result in a cash tax payment.

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of June 30, 2026 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	520.7	10.1	510.6	5.43%
7.125% senior notes due 2030	725.0	5.5	719.5	7.125%
6.250% senior notes due 2031	650.0	7.2	642.8	6.250%
Other Debt	2.9	—	2.9
Total Debt	1,898.6	22.8	1,875.8
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,898.1	$22.8	$1,875.3

As of December 31, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	570.7	11.7	559.0	6.01%
7.125% senior notes due 2030	725.0	6.2	718.8	7.125%
6.250% senior notes due 2031	650.0	7.9	642.1	6.250%
Other Debt	3.2	—	3.2
Total Debt	1,948.9	25.8	1,923.1
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,948.4	$25.8	$1,922.6

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

9 AVIENT CORPORATION

In 2025, the Company made voluntary prepayments of $150.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made using cash on hand and without penalty or premium.
In June 2026, the Company made voluntary prepayments of $50.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made using cash on hand and without penalty or premium.
As of June 30, 2026, we had no borrowings outstanding under the senior secured revolving credit facility.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of June 30, 2026, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at June 30, 2026 and December 31, 2025 was $1,903.1 million and $1,967.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

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
In June 2026, the Company completed a transaction to effectively amend and extend existing cross-currency swaps with a notional amount of €700 million and maturity of November 2026. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreements maturing in June 2029.
We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the three and six months ended June 30, 2026, a loss of $4.4 million and a gain of $50.2 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to losses of $166.3 million and $210.6 million, net of tax, for the three and six months ended June 30, 2025. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $9.0 million and $18.0 million, for the three and six months ended June 30, 2026 compared to income of $9.1 million and $18.1 million, respectively, for the three and six months ended June 30, 2025, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts present value using market based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 is as follows:

	As of June 30, 2026
(In millions)	Notional Amount	Other current assets	Other non-current assets	Other current liabilities	Other non-current liabilities
Cross-currency swaps	€2,575.4	$—	$—	$—	$315.8

(In millions)	As of December 31, 2025
Cross-currency swaps	€2,575.4	$—	$—	$94.8	$286.1

11 AVIENT CORPORATION

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
Financial information by reportable segment is as follows:

(In millions) Three Months Ended June 30, 2026	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$574.2	$343.9	$(1.1)	$917.0
Cost of sales	369.0	234.6	5.8	609.4
Selling and administrative expense	103.4	56.6	35.2	195.2
Operating income	$101.8	$52.7	$(42.1)	$112.4
Interest expense, net				(22.3)
Other expense, net				(1.0)
Income before income taxes				$89.1

(In millions) Three Months Ended June 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$538.6	$329.7	$(1.8)	$866.5
Cost of sales	350.6	235.9	2.1	588.6
Selling and administrative expense	97.7	53.6	30.5	181.8
Operating income	$90.3	$40.2	$(34.4)	$96.1
Interest expense, net				(24.7)
Other expense, net				(0.5)
Loss before income taxes				$70.9

(In millions) Six Months Ended June 30, 2026	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,102.3	$664.1	$(2.0)	$1,764.4
Cost of sales	718.4	454.2	11.6	1,184.2
Selling and administrative expense	200.7	109.8	61.5	372.0
Operating income	$183.2	$100.1	$(75.1)	$208.2
Interest expense, net				(44.3)
Other expense, net				(2.5)
Income before income taxes				$161.4

12 AVIENT CORPORATION

(In millions) Six Months Ended June 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Corporate	Consolidated Total
Sales	$1,058.3	$638.1	$(3.3)	$1,693.1
Cost of sales	697.2	446.5	8.3	1,152.0
Selling and administrative expense	192.2	104.3	147.8	444.3
Operating income	$168.9	$87.3	$(159.4)	$96.8
Interest expense, net				(51.6)
Other expense				(0.9)
Income before income taxes				$44.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Color, Additives and Inks	$22.7	$22.4	$45.1	$44.1
Specialty Engineered Materials	23.1	22.4	45.7	43.9
Corporate	2.8	1.8	5.9	3.9
Depreciation and amortization	$48.6	$46.6	$96.7	$91.9

Capital expenditures:
Color, Additives and Inks	$8.7	$8.4	$14.2	$13.3
Specialty Engineered Materials	10.1	14.7	19.5	21.5
Corporate	3.5	3.9	7.6	4.7
Capital expenditures	$22.3	$27.0	$41.3	$39.5

	Total Assets
(In millions)	As of June 30, 2026	As of December 31, 2025
Color, Additives and Inks	$2,679.5	$2,602.4
Specialty Engineered Materials	2,573.8	2,578.0
Corporate	751.5	845.2
Total assets	$6,004.8	$6,025.6
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
The environmental obligation at the site arose as a result of an agreement between The B.F. Goodrich Company (n/k/a Goodrich Corporation) and our predecessor, The Geon Company (Geon), at the time of Geon’s initial public offering in 1993. Under the agreement, Geon agreed to indemnify Goodrich Corporation for certain environmental costs at the site. Neither Avient nor Geon ever operated the facility.

13 AVIENT CORPORATION

Since 2009, Avient, along with respondents Westlake Vinyls and Goodrich Corporation, has worked with the United States Environmental Protection Agency (USEPA) to address the remedial activities at the site. The USEPA issued its Record of Decision (ROD) in September 2018. In April 2019, the respondents signed an Administrative Settlement Agreement and Order on Consent with the USEPA to complete remedial designs for the site. In February 2020, three companies signed the agreed Consent Decree and remedial action Work Plan to conduct the remedial action at the site, which received Federal Court approval in January 2021.
In 2024, the Company finalized the design for the first phase of a barrier wall and construction of this phase was completed in 2025. In 2025, the Company recognized charges of $21.3 million associated with incremental investigation and remedial design work deemed necessary based on results of ongoing findings at the site. This incremental work resulted in a two-year extension of the planned remedial action timeline, which also contributed to the charges. The remaining wall designs and construction are expected to be completed in phases and, depending on the outcome of additional investigations and finalization of remedial designs, may extend beyond 2030.
As remedial design and supporting analyses have advanced in 2026, Avient has identified the need for certain modifications to the initially contemplated remedy. In addition, the USEPA has issued a modification to the ROD that lowers certain tolerance thresholds of clean up criterion at the site and has also requested evaluations of additional design criteria that may materially affect design requirements and construction costs. As a result, further design efforts are required, including updated analyses of construction approaches and methodologies. Certain design criteria currently under evaluation may ultimately not be incorporated into the final remedy. Given the ongoing analyses and associated design evaluations, the impact of the lowered tolerance threshold of clean up criterion and potential additional modifications under evaluation cannot yet be reasonably estimated. As remedial design progresses, including refinement of the overall implementation schedule and required remedy modifications, Avient will update its environmental reserve as appropriate.
The accrual associated with Calvert City was $123.1 million as of June 30, 2026 and $133.2 million as of December 31, 2025. Total environmental accruals of $132.3 million and $141.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. Previous adjustments to the Calvert City environmental accrual have had a material impact on our Condensed Consolidated Statements of Income in the periods recognized. Due to the scale and complexity of the remedial actions required at Calvert City, it is probable that additional costs will be incurred in excess of the amounts accrued, which would have a material impact on our Condensed Consolidated Statements of Income, in the period recognized. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes to the construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and six months ended June 30, 2026, Avient recognized costs of $4.7 million and $8.6 million, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $1.8 million and $6.7 million recognized during the three and six months ended June 30, 2025. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
Results of Operations — The three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2026	2025	Change	% Change	2026	2025	Change	% Change
Sales	$917.0	$866.5	$50.5	5.8%	$1,764.4	$1,693.1	$71.3	4.2%
Cost of sales	609.4	588.6	(20.8)	(3.5)%	1,184.2	1,152.0	(32.2)	(2.8)%
Gross margin	307.6	277.9	29.7	10.7%	580.2	541.1	39.1	7.2%
Selling and administrative expense	195.2	181.8	(13.4)	(7.4)%	372.0	444.3	72.3	16.3%
Operating income	112.4	96.1	16.3	17.0%	208.2	96.8	111.4	115.1%
Interest expense, net	(22.3)	(24.7)	2.4	9.7%	(44.3)	(51.6)	7.3	14.1%
Other expense, net	(1.0)	(0.5)	(0.5)	(100.0)%	(2.5)	(0.9)	(1.6)	(177.8)%
Income before income taxes	89.1	70.9	18.2	25.7%	161.4	44.3	117.1	264.3%
Income tax expense	(23.4)	(17.4)	(6.0)	(34.5)%	(39.9)	(10.7)	(29.2)	(272.9)%
Net income	65.7	53.5	12.2	22.8%	121.5	33.6	87.9	261.6%
Net income attributable to noncontrolling interests	(0.9)	(0.9)	—	—%	(1.0)	(1.2)	0.2	16.7%
Net income attributable to Avient common shareholders	$64.8	$52.6	$12.2	23.2%	$120.5	$32.4	$88.1	271.9%
Sales
Sales increased $50.5 million, or 5.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Favorable foreign currency impacts were 1.5%, while sales, excluding the impacts of foreign exchange, increased 4.3%. Sales increases within the packaging, building & construction, consumer and defense end markets more than offset declines in the healthcare and transportation end markets.
Sales increased $71.3 million, or 4.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Favorable foreign currency impacts were 3.0%, while sales, excluding the impacts of foreign exchange, increased 1.2%. Sales increases within the packaging and building & construction end markets more than offset declines in the transportation and healthcare end markets.
Gross Margin
Gross margin as a percentage of sales was 33.5% for the three months ended June 30, 2026 compared to 32.1% for the three months ended June 30, 2025. The increase was primarily driven by higher sales and the benefit of cost savings from productivity and restructuring actions. Further, 2025 included approximately $3.0 million of incremental planned maintenance costs within the SEM segment.
Gross margin as a percentage of sales was 32.9% for the six months ended June 30, 2026 compared to 32.0% for the six months ended June 30, 2025. The increase was primarily driven by higher sales and the benefit of cost savings from productivity and restructuring actions. Further, 2025 included approximately $3.0 million of incremental planned maintenance costs within the SEM segment.

15 AVIENT CORPORATION

Selling and administrative expense
Selling and administrative expense increased $13.4 million for the three months ended June 30, 2026, primarily driven by higher employee costs partially offset by the benefit of productivity initiatives.
Selling and administrative expense decreased $72.3 million for the six months ended June 30, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees, which more than offset higher employer costs.
Interest expense, net
Interest expense, net decreased $2.4 million and $7.3 million for the three and six months ended June 30, 2026, respectively, primarily driven by the benefit of reduced interest rates resulting from refinancing activity during 2025, in addition to prepayments on Avient's senior secured term loan totaling $150.0 million during 2025.
Income taxes
During the three months ended June 30, 2026, the Company’s effective tax rate was 26.3% compared to 24.5% in the three months ended June 30, 2025, while the six month period ended June 30, 2026 was 24.7% compared to 24.2% for the six month period ended June 30, 2025. The higher effective tax rate in 2026 is primarily driven by an increase in withholding taxes and higher unfavorable U.S. permanent items.
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
Sales and Operating Income — The three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Variances — Favorable (Unfavorable)		Six Months Ended June 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Sales:
Color, Additives and Inks	$574.2	$538.6	$35.6	6.6%	$1,102.3	$1,058.3	$44.0	4.2%
Specialty Engineered Materials	343.9	329.7	14.2	4.3%	664.1	638.1	26.0	4.1%
Corporate	(1.1)	(1.8)	0.7	38.9%	(2.0)	(3.3)	1.3	39.4%
Total sales	$917.0	$866.5	$50.5	5.8%	$1,764.4	$1,693.1	$71.3	4.2%

Operating income:
Color, Additives and Inks	$101.8	$90.3	$11.5	12.7%	$183.2	$168.9	$14.3	8.5%
Specialty Engineered Materials	52.7	40.2	12.5	31.1%	100.1	87.3	12.8	14.7%
Corporate	(42.1)	(34.4)	(7.7)	(22.4)%	(75.1)	(159.4)	84.3	52.9%
Total operating income	$112.4	$96.1	$16.3	17.0%	$208.2	$96.8	$111.4	115.1%

16 AVIENT CORPORATION

Color, Additives and Inks
Sales increased $35.6 million, or 6.6%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Favorable foreign currency impacts were 1.6%, while sales, excluding the impacts of foreign exchange, increased 5.0%. The sales increase was primarily within the packaging, building & construction and industrial end markets, partially offset by a sales decrease in the healthcare end market.
Sales increased $44.0 million, or 4.2%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Favorable foreign currency impacts were 3.3%, while sales, excluding the impacts of foreign exchange, increased 0.9%. The sales increase was primarily within the packaging end market, partially offset by a sales decrease in the transportation and consumer end markets.
Operating income increased $11.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by higher sales while the benefit of cost savings from productivity and restructuring actions largely offset higher employee costs.
Operating income increased $14.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by higher sales while the benefit of cost savings from productivity and restructuring actions largely offset higher employee costs.
Specialty Engineered Materials
Sales increased $14.2 million, or 4.3%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Favorable foreign currency impacts were 1.0%, while sales, excluding the impacts of foreign exchange, increased 3.3%. The sales increase was primarily within the packaging, consumer, building & construction and defense end markets, partially offset by sales decreases in the transportation, industrial and healthcare end markets.
Sales increased $26.0 million, or 4.1%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Favorable foreign currency impacts were 2.3%, while sales, excluding the impacts of foreign exchange, increased 1.8%. The sales increase was primarily within the packaging, building & construction and defense end markets, partially offset by sales decreases in the transportation and industrial end markets.
Operating income increased $12.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by higher sales, favorable mix, and benefits of cost savings from productivity and restructuring actions that more than offset higher employee costs. Further, 2025 included approximately $3.0 million of incremental planned maintenance costs.
Operating income increased $12.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by higher sales, favorable mix, and benefits of cost savings from productivity and restructuring actions that more than offset higher employee costs. Further, 2025 included approximately $3.0 million of incremental planned maintenance costs.
Corporate
Corporate costs increased $7.7 million for the three months ended June 30, 2026, primarily driven by higher employee compensation costs.
Corporate costs decreased $84.3 million for the six months ended June 30, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees. Additionally, lower restructuring charges for the six months ended June 30, 2026 offset higher employee costs compared to the six months ended June 30, 2025.
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

17 AVIENT CORPORATION

The following table summarizes our liquidity as of June 30, 2026 and December 31, 2025:

(In millions)	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$425.6	$510.5
Revolving credit availability	490.5	490.3
Liquidity	$916.1	$1,000.8
As of June 30, 2026, approximately 78% of the Company’s cash and cash equivalents resided outside the United States.
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
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025.
Operating Activities — Net cash provided by operating activities decreased $2.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher earnings offset by an investment in working capital and higher restructuring payments.
Investing Activities — Net cash used in investing activities during the six months ended June 30, 2026 and 2025 of $41.3 million and $39.5 million, respectively, reflects the impact of capital expenditures.
Financing Activities — Net cash used in financing activities for the six months ended June 30, 2026 and 2025 of $103.0 million and $106.4 million, respectively, primarily reflects dividend payments and prepayments on Avient's senior secured term loan.

18 AVIENT CORPORATION

Debt
As of June 30, 2026, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2026	$0.2
2027	0.4
2028	0.4
2029	521.1
2030	725.5
Thereafter	651.0
Aggregate maturities	$1,898.6
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
In 2025, the Company made voluntary prepayments of $150.0 million on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made using cash on hand and without penalty or premium.
In June 2026, the Company made voluntary a prepayment of $50.0 million on its senior secured term loan, which was applied to the principal installments in direct order of maturity. This prepayment was made using cash on hand and without penalty or premium.
As of June 30, 2026, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations, restructuring payments and environmental remediation obligations. During the six months ended June 30, 2026, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended June 30, 2026, there have been no material changes to the risk factors that were previously disclosed.

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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of June 30, 2026, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

21 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2026.

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

31.1**	Certification of Ashish K. Khandpur, Chairman, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Giuseppe Di Salvo, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Ashish K. Khandpur, Chairman, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Giuseppe Di Salvo, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

**	Filed herewith.

23 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2026	AVIENT CORPORATION

/s/ Giuseppe Di Salvo
Giuseppe Di Salvo Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

24 AVIENT CORPORATION