Form 10-Q
period 2026-09-30
AVIENT CORP
filed 2026-11-04
CIK 1122976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

The number of the registrant’s outstanding common shares, par value $.01 per share, as of September 30, 2026 was 91,745,836.

AVIENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Avient Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$891.2	$806.5	$2,655.6	$2,499.6
Cost of sales	619.4	561.6	1,803.6	1,713.6
Gross margin	271.8	244.9	852.0	786.0
Selling and administrative expense	189.2	177.8	561.2	622.1
Operating income	82.6	67.1	290.8	163.9
Interest expense, net	(22.7)	(24.2)	(67.0)	(75.8)
Other expense, net	(1.4)	—	(3.9)	(0.9)
Income before income taxes	58.5	42.9	219.9	87.2
Income tax expense	(15.0)	(10.1)	(54.9)	(20.8)
Net income	$43.5	$32.8	$165.0	$66.4
Net income attributable to noncontrolling interests	(0.8)	(0.2)	(1.8)	(1.4)
Net income attributable to Avient common shareholders	$42.7	$32.6	$163.2	$65.0

Earnings per share attributable to Avient common shareholders - Basic:	$0.47	$0.36	$1.78	$0.71
Earnings per share attributable to Avient common shareholders - Diluted:	$0.46	$0.36	$1.77	$0.71

Weighted-average shares used to compute earnings per common share:
Basic	91.7	91.6	91.7	91.5
Dilutive impact of share-based compensation	0.7	0.2	0.5	0.3
Diluted	92.4	91.8	92.2	91.8

Anti-dilutive share-based compensation awards	1.2	1.5	1.6	1.5

Cash dividends declared per share of common stock	$0.2750	$0.2700	$0.8250	$0.8100
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$43.5	$32.8	$165.0	$66.4
Other comprehensive income (loss), net of tax:
Translation adjustments and related hedging instruments	(0.1)	4.3	(10.0)	63.2
Total other comprehensive income (loss)	(0.1)	4.3	(10.0)	63.2
Total comprehensive income	43.4	37.1	155.0	129.6
Comprehensive income attributable to noncontrolling interests	(0.8)	(0.2)	(1.8)	(1.4)
Comprehensive income attributable to Avient common shareholders	$42.6	$36.9	$153.2	$128.2
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

2 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Balance Sheets
(In millions)

	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$445.7	$510.5
Accounts receivable, net	520.7	435.0
Inventories, net	442.3	367.2
Other current assets	100.6	88.2
Total current assets	1,509.3	1,400.9
Property, net	958.8	988.8
Goodwill	1,733.2	1,757.6
Intangible assets, net	1,396.3	1,492.4
Other non-current assets	347.8	385.9
Total assets	$5,945.4	$6,025.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$0.4	$0.5
Accounts payable	440.4	410.0
Accrued expenses and other current liabilities	439.7	435.8
Total current liabilities	880.5	846.3
Non-current liabilities:
Long-term debt	1,826.8	1,922.6
Deferred income taxes	276.7	285.7
Other non-current liabilities	490.7	584.7
Total non-current liabilities	2,594.2	2,793.0

SHAREHOLDERS' EQUITY
Avient shareholders’ equity	2,456.8	2,374.2
Noncontrolling interest	13.9	12.1
Total equity	2,470.7	2,386.3
Total liabilities and equity	$5,945.4	$6,025.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

3 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$165.0	$66.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.9	138.8
Cloud-based enterprise resource planning system impairment	—	71.6
Share-based compensation expense	6.6	6.9
Changes in assets and liabilities:
Increase in accounts receivable	(92.8)	(66.4)
Increase in inventories	(80.5)	(25.4)
Increase (decrease) in accounts payable	34.5	(43.5)
Increase (decrease) in environmental obligations	1.7	(1.5)
Environmental insurance recovery	—	34.0
(Decrease) increase in restructuring obligations	(20.6)	4.1
Increase (decrease) in incentive accruals	14.6	(33.0)
Accrued expenses and other assets and liabilities, net	7.6	(18.2)
Net cash provided by operating activities	180.0	133.8

Investing activities
Capital expenditures	(66.4)	(64.2)
Net cash used in investing activities	(66.4)	(64.2)

Financing activities
Cash dividends paid	(75.7)	(74.1)
Payments on long-term borrowings	(100.2)	(100.2)
Debt financing costs	—	(3.9)
Other financing activities	(2.6)	(3.5)
Net cash used in financing activities	(178.5)	(181.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	13.2
Decrease in cash and cash equivalents	(64.8)	(98.9)
Cash and cash equivalents at beginning of year	510.5	544.5
Cash and cash equivalents at end of period	445.7	445.6
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

4 AVIENT CORPORATION

Avient Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(In millions)

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2026	122.2	(30.6)	$1.2	$1,542.4	$1,865.1	$(927.8)	$(106.7)	$2,374.2	$12.1	$2,386.3
Net income	—	—	—	—	55.7	—	—	55.7	0.1	55.8
Other comprehensive income	—	—	—	—	—	—	1.2	1.2	—	1.2
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	0.1	—	(1.3)	—	1.2	—	(0.1)	—	(0.1)
Balance at March 31, 2026	122.2	(30.5)	$1.2	$1,541.1	$1,895.6	$(926.6)	$(105.5)	$2,405.8	$12.2	$2,418.0
Net income	—	—	—	—	64.8	—	—	64.8	0.9	65.7
Other comprehensive loss	—	—	—	—	—	—	(11.1)	(11.1)	—	(11.1)
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	—	—	2.4	—	0.2	—	2.6	—	2.6
Balance at June 30, 2026	122.2	(30.5)	$1.2	$1,543.5	$1,935.2	$(926.4)	$(116.6)	$2,436.9	$13.1	$2,450.0
Net income	—	—	—	—	42.7	—	—	42.7	0.8	43.5
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Cash dividends declared -- $0.2750 per share	—	—	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Share-based compensation and exercise of awards	—	—	—	2.3	—	0.2	—	2.5	—	2.5
Balance at September 30, 2026	122.2	(30.5)	$1.2	$1,545.8	$1,952.7	$(926.2)	$(116.7)	$2,456.8	$13.9	$2,470.7

5 AVIENT CORPORATION

	Common Shares		Shareholders’ Equity
	Common Shares	Common Shares Held in Treasury	Common Shares	Additional Paid-in Capital	Retained Earnings	Common Shares Held in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Avient Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2025	122.2	(30.8)	$1.2	$1,537.5	$1,882.5	$(929.6)	$(177.8)	$2,313.8	$15.8	$2,329.6
Net loss	—	—	—	—	(20.2)	—	—	(20.2)	0.3	(19.9)
Other comprehensive income	—	—	—	—	—	—	29.5	29.5	—	29.5
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	(1.2)	—	1.1	—	(0.1)	—	(0.1)
Balance at March 31, 2025	122.2	(30.7)	$1.2	$1,536.3	$1,837.6	$(928.5)	$(148.3)	$2,298.3	$16.1	$2,314.4
Net income	—	—	—	—	52.6	—	—	52.6	0.9	53.5
Other comprehensive income	—	—	—	—	—	—	29.4	29.4	—	29.4
Noncontrolling interest activity	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	—	—	2.6	—	0.1	—	2.7	—	2.7
Balance at June 30, 2025	122.2	(30.7)	$1.2	$1,538.9	$1,865.5	$(928.4)	$(118.9)	$2,358.3	$15.7	$2,374.0
Net income	—	—	—	—	32.6	—	—	32.6	0.2	32.8
Other comprehensive income	—	—	—	—	—	—	4.3	4.3	—	4.3
Cash dividends declared -- $0.2700 per share	—	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Share-based compensation and exercise of awards	—	0.1	—	1.8	—	0.2	—	2.0	—	2.0
Balance at September 30, 2025	122.2	(30.6)	$1.2	$1,540.7	$1,873.4	$(928.2)	$(114.6)	$2,372.5	$15.9	$2,388.4
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be attained in subsequent periods or for the year ending December 31, 2026.
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

7 AVIENT CORPORATION

Note 2 — GOODWILL AND INTANGIBLE ASSETS
Goodwill as of September 30, 2026 and December 31, 2025 and changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Specialty Engineered Materials	Color, Additives and Inks	Total
Balance at December 31, 2025	$711.4	$1,046.2	$1,757.6
Currency translation	(16.2)	(8.2)	(24.4)
Balance at September 30, 2026	$695.2	$1,038.0	$1,733.2
Indefinite and finite-lived intangible assets consisted of the following:

	As of September 30, 2026
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(296.6)	$28.0	$457.6
Patents, technology and other	847.0	(335.9)	32.1	543.2
Indefinite-lived trade names	362.8	—	32.7	395.5
Total	$1,936.0	$(632.5)	$92.8	$1,396.3

	As of December 31, 2025
(In millions)	Acquisition Cost	Accumulated Amortization	Currency Translation	Net
Customer relationships	$726.2	$(269.7)	$39.2	$495.7
Patents, technology and other	847.0	(301.4)	46.2	591.8
Indefinite-lived trade names	362.8	—	42.1	404.9
Total	$1,936.0	$(571.1)	$127.5	$1,492.4

8 AVIENT CORPORATION

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
A summary of all restructuring activity is shown below:

(in millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2025	$10.1	$0.8	$10.9
Restructuring charges	38.1	7.5	45.6
Payments, utilization and translation	(12.9)	(8.3)	(21.2)
Balance at December 31, 2025	$35.3	$—	$35.3
Restructuring charges	7.7	4.4	12.1
Payments, utilization and translation	(28.3)	(4.4)	(32.7)
Balance at September 30, 2026	$14.7	$—	$14.7
These restructuring charges were included in Cost of sales and Selling and administrative expense.
Note 4 — INVENTORIES, NET
Components of Inventories, net are as follows:

(In millions)	As of September 30, 2026	As of December 31, 2025
Finished products	$197.3	$162.7
Work in process	27.5	23.7
Raw materials and supplies	217.5	180.8
Inventories, net	$442.3	$367.2
Note 5 — PROPERTY, NET
Components of Property, net are as follows:

(In millions)	As of September 30, 2026	As of December 31, 2025
Land and land improvements	$98.9	$100.8
Buildings	451.3	455.6
Machinery and equipment	1,405.8	1,382.5
Property, gross	1,956.0	1,938.9
Less accumulated depreciation	(997.2)	(950.1)
Property, net	$958.8	$988.8
Note 6 — INCOME TAXES
During the three and nine months ended September 30, 2026, the Company’s effective tax rate was 25.6% and 25.0%, respectively, which is above the U.S federal rate of 21.0% primarily due to the tax rate differential on foreign earnings, withholding taxes on foreign earnings, and the impact of increased valuation allowances associated with restructuring charges within Europe. These unfavorable items were partially offset by U.S. research and development (R&D) credits, along with favorable foreign permanent items, most notably tax incentives associated with R&D.

9 AVIENT CORPORATION

During the three and nine months ended September 30, 2025, the Company's effective tax rate was 23.5% and 23.9%, respectively, compared to the U.S. federal statutory rate of 21.0%. The differences were primarily due to the tax rate differential on foreign earnings, and withholding taxes on foreign earnings. These unfavorable items were partially offset by U.S. R&D credits, along with favorable foreign permanent items, most notably tax incentives associated with R&D, and a benefit associated with the expiration of the statute of limitations on a previously unrecognized tax position.
In December 2024, Avient received a Notice of Deficiency (Notice) from the U.S. Internal Revenue Service (IRS) proposing an adjustment to the 2019 tax year resulting from a disallowed capital loss. The Notice proposed additional tax of $23.8 million plus estimated interest of $8.6 million. We contested the Notice by filing a petition in U.S. Tax Court on March 4, 2025. The IRS' answer to Avient's petition included an additional accuracy-related penalty of $4.8 million and is subject to interest. The Company believes that the proposed penalty is also without merit, and we intend to contest the penalty vigorously in U.S. Tax Court. However, there can be no assurance this dispute with the IRS will be resolved favorably. As of September 30, 2026, the Company had not recorded any income tax provision related to this matter; therefore, an unfavorable ruling in U.S. Tax Court or settlement would adversely impact our effective tax rate and result in a cash tax payment.
In September 2026, the Company received a draft Notice of Proposed Adjustment (NOPA) from the IRS related to a capital loss taken by the Company on its 2022 tax return. The Company is currently engaged in discussions with the IRS regarding this matter and the audit examination is still ongoing. Based on the Company's evaluation of the relevant facts and applicable tax law, the Company continues to believe that its tax positions are appropriate and no reserve has been recorded related to this matter; however, there can be no assurance that this dispute will be resolved favorably, and an unfavorable resolution could have an adverse material impact on our effective tax rate and result in a cash tax payment.

Note 7 — FINANCING ARRANGEMENTS
Debt consists of the following instruments:

As of September 30, 2026 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	470.7	9.3	461.4	5.48%
7.125% senior notes due 2030	725.0	5.2	719.8	7.125%
6.250% senior notes due 2031	650.0	6.9	643.1	6.250%
Other Debt	2.9	—	2.9
Total Debt	1,848.6	21.4	1,827.2
Less short-term and current portion of long-term debt	0.4	—	0.4
Total long-term debt, net of current portion	$1,848.2	$21.4	$1,826.8

As of December 31, 2025 (in millions)	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Weighted average interest rate
Senior secured revolving credit facility due 2030	$—	$—	$—	—%
Senior secured term loan due 2029	570.7	11.7	559.0	6.01%
7.125% senior notes due 2030	725.0	6.2	718.8	7.125%
6.250% senior notes due 2031	650.0	7.9	642.1	6.250%
Other Debt	3.2	—	3.2
Total Debt	1,948.9	25.8	1,923.1
Less short-term and current portion of long-term debt	0.5	—	0.5
Total long-term debt, net of current portion	$1,948.4	$25.8	$1,922.6

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

10 AVIENT CORPORATION

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
In June 2026 and September 2026, the Company made voluntary prepayments of $50.0 million each, totaling $100.0 million for the year, on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made using cash on hand and without penalty or premium.
As of September 30, 2026, we had no borrowings outstanding under the senior secured revolving credit facility.
The agreements governing our senior secured revolving credit facility, our senior secured term loan, and the indentures and credit agreements governing our other debt, contain a number of customary financial and restrictive covenants that, among other things, limit our ability to: sell or otherwise transfer assets, including in a spin-off, incur additional debt or liens, consolidate or merge with any entity or transfer or sell all or substantially all of our assets, pay dividends or make certain other restricted payments, make investments, enter into transactions with affiliates, create dividend or other payment restrictions with respect to subsidiaries, make capital investments and alter the business we conduct. As of September 30, 2026, we were in compliance with all covenants.
The estimated fair value of Avient’s debt instruments at September 30, 2026 and December 31, 2025 was $1,823.6 million and $1,967.1 million, respectively. The fair value of Avient’s debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and represent Level 2 measurements within the fair value hierarchy.

11 AVIENT CORPORATION

Note 8 — DERIVATIVES AND HEDGING
We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures we may enter into derivative instruments. We formally assess, designate and document, as a hedge of an underlying exposure, the qualifying derivative instrument that will be accounted for as an accounting hedge. Additionally, we assess both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), that ongoing assessment may be done qualitatively for highly effective relationships.
Net Investment Hedge
To mitigate the impact of currency fluctuations on our Euro investments in foreign entities, we have executed cross-currency swaps, in which we pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. dollars related to our future obligations to exchange Euros for U.S. dollars.
In June 2026, the Company completed a transaction to effectively amend and extend existing cross-currency swaps with a notional amount of €700 million and maturity of November 2026. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreements maturing in June 2029.
In July 2026, the Company completed a transaction to effectively amend and extend existing cross-currency swaps with a notional amount of €200 million and maturity of August 2027. The liability position of the existing cross-currency swaps was blended into new cross-currency swap agreements maturing in August 2028.
We designated the cross-currency swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized within Accumulated Other Comprehensive Income (Loss) (AOCI) to offset the changes in the values of the net investment being hedged. For the three and nine months ended September 30, 2026, gains of $10.9 million and $61.1 million were recognized within translation adjustments in AOCI, net of tax, respectively, compared to a gain of $3.3 million and a loss of $207.3 million, net of tax, for the three and nine months ended September 30, 2025. Included in Interest expense, net on the Condensed Consolidated Statements of Income is income of $7.6 million and $25.6 million, for the three and nine months ended September 30, 2026 compared to income of $9.0 million and $27.1 million, respectively, for the three and nine months ended September 30, 2025, related to interest payments received from counterparties.
All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 is as follows:

	As of September 30, 2026
(In millions)	Notional Amount	Other current assets	Other non-current assets	Other current liabilities	Other non-current liabilities
Cross-currency swaps	€2,575.4	$—	$—	$97.2	$204.8

(In millions)	As of December 31, 2025
Cross-currency swaps	€2,575.4	$—	$—	$94.8	$286.1

12 AVIENT CORPORATION

Note 9 — SEGMENT INFORMATION
Avient has two reportable segments: (1) Color, Additives and Inks and (2) Specialty Engineered Materials.
Operating income is the primary segment performance measure that is reported to our chief operating decision maker (CODM), which is the Company's chief executive officer. Our CODM utilizes this measure as an input to determine appropriate resource allocations to our segments in the annual planning process and to periodically assess segment performance, primarily by evaluating actual results in comparison to the annual operating plan and forecast. Operating income at the segment level does not include corporate general and administrative expenses that are not allocated to segments, restructuring charges, share-based compensation costs, environmental remediation costs and associated recoveries, asset impairments, acquisition-related charges, and certain other items that are not included in the measure of segment profit or loss that is reported to and reviewed by our CODM. These costs are included in Corporate.
Financial information by reportable segment is as follows:

Three months ended September 30, 2026	Color, Additives and Inks	Specialty Engineered Materials	Total
(In millions)
Sales to external customers	$550.7	$340.5	$891.2
Intercompany sales	0.8	0.1	0.9
Segment sales	551.5	340.6	892.1
Reconciliation to Consolidated Net sales
Elimination of intercompany sales			(0.9)
Net sales			$891.2
Less: (a)
Cost of sales	362.4	233.6
Selling and administrative expense	100.4	57.3
Segment operating income	$88.7	$49.7	$138.4

Reconciliation of segment operating income to consolidated income before income taxes
Environmental remediation costs, net			(18.3)
Restructuring costs, net			(5.8)
Unallocated corporate costs (b)			(29.8)
Interest expense, net			(22.7)
Other, net			(3.3)
Income before income taxes			$58.5

13 AVIENT CORPORATION

Three months ended September 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Total
(In millions)
Sales to external customers	$508.9	$297.6	$806.5
Intercompany sales	1.0	0.1	1.1
Segment sales	509.9	297.7	807.6
Reconciliation to Consolidated Net sales
Elimination of intercompany sales			(1.1)
Net sales			$806.5
Less: (a)
Cost of sales	341.1	206.7
Selling and administrative expense	95.0	53.7
Segment operating income	$73.8	$37.3	$111.1

Reconciliation of segment operating income to consolidated income before income taxes
Environmental remediation costs, net			(12.7)
Restructuring costs, net			(6.0)
Unallocated corporate costs (b)			(24.6)
Interest expense, net			(24.2)
Other, net			(0.7)
Income before income taxes			$42.9

Nine months ended September 30, 2026	Color, Additives and Inks	Specialty Engineered Materials	Total
(In millions)
Sales to external customers	$1,651.2	$1,004.4	$2,655.6
Intercompany sales	2.6	0.3	2.9
Segment sales	1,653.8	1,004.7	2,658.5
Reconciliation to Consolidated Net sales
Elimination of intercompany sales			(2.9)
Net sales			$2,655.6
Less: (a)
Cost of sales	1,080.8	687.8
Selling and administrative expense	301.1	167.1
Segment operating income	$271.9	$149.8	$421.7

Reconciliation of segment operating income to consolidated income before income taxes
Environmental remediation costs, net			(26.6)
Restructuring costs, net			(12.1)
Unallocated corporate costs (b)			(86.6)
Interest expense, net			(67.0)
Other, net			(9.5)
Income before income taxes			$219.9

14 AVIENT CORPORATION

Nine months ended September 30, 2025	Color, Additives and Inks	Specialty Engineered Materials	Total
(In millions)
Sales to external customers	1,564.0	935.6	2,499.6
Intercompany sales	4.2	0.2	4.4
Segment sales	1,568.2	935.8	2,504.0
Reconciliation to Consolidated Net sales
Elimination of intercompany sales			(4.4)
Net sales			$2,499.6
Less: (a)
Cost of sales	1,038.3	653.2
Selling and administrative expense	287.2	158.0
Segment operating income	$242.7	$124.6	$367.3

Reconciliation of segment operating income to consolidated income before income taxes
Environmental remediation costs, net			(17.5)
Restructuring costs, net			(20.5)
Cloud computing impairment & related charges			(86.3)
Unallocated corporate costs (b)			(77.5)
Interest expense, net			(75.8)
Other, net			(2.5)
Income before income taxes			$87.2
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Segment expense allocations are included within the amounts shown.

(b) Unallocated corporate costs are primarily comprised of corporate administrative expenses (e.g., legal, human resources, finance, technology) that are not included in the measure of segment profit or loss.

Total Assets	September 30, 2026	December 31, 2025
Color, Additives, and Inks	$2,641.9	$2,602.4
Specialty Engineered Materials	2,546.4	2,578.0
Total Reportable Segments	$5,188.3	$5,180.4
Corporate (C)	757.1	845.2
Consolidated Total	$5,945.4	$6,025.6
(c) Corporate includes cash, pension assets, certain prepaid expenses and tax assets.

15 AVIENT CORPORATION

	Three months ended September 30,		Nine months ended September 30,
Depreciation and amortization	2026	2025	2026	2025
Color, Additives, and Inks	$22.4	$22.6	$70.2	$66.7
Specialty Engineered Materials	23.0	22.0	68.7	65.9
Total Reportable Segments	$45.4	$44.6	$138.9	$132.6
Corporate (d)	1.8	2.3	5.0	6.2
Consolidated Total	$47.2	$46.9	$143.9	$138.8

	Three months ended September 30,		Nine months ended September 30,
Capital expenditures	2026	2025	2026	2025
Color, Additives, and Inks	$7.4	$8.5	$21.5	$21.8
Specialty Engineered Materials	13.4	12.7	33.0	34.2
Total Reportable Segments	$20.8	$21.2	$54.5	$56.0
Corporate (d)	4.2	3.5	11.9	8.2
Consolidated Total	$25.0	$24.7	$66.4	$64.2
(d) Capital expenditures and depreciation and amortization are related to corporate administrative functions.

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

16 AVIENT CORPORATION

In 2024, the Company finalized the design for the first phase of a barrier wall and construction of this phase was completed in 2025. As remedial design and supporting analyses have advanced in 2026, Avient has identified the need for certain modifications to the initially contemplated remedy. In addition, the USEPA issued a modification to the ROD that lowered certain tolerance thresholds of cleanup criterion at the site and requested evaluations of additional design criteria that may materially affect design requirements and construction costs. As a result, further design efforts are required, including updated analyses of construction approaches and methodologies. These design criteria currently under evaluation may ultimately not be incorporated into the final remedy. In the third quarter of 2026, Avient determined the impacts of the additional studies and ROD modifications is currently expected to result in a two-year extension to the overall timeline along with additional costs to complete these new studies. The construction of the barrier wall is now assumed to be completed in 2032. These changes are the primary drivers of the $19.1 million of charges recognized in the third quarter of 2026. As remedial design progresses, including required remedy modifications, Avient will further update its environmental reserve as appropriate.
The accrual associated with Calvert City was $133.9 million as of September 30, 2026 and $133.2 million as of December 31, 2025. Total environmental accruals of $142.9 million and $141.2 million are reflected within Accrued expenses and other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. These undiscounted accruals represent our best estimate of probable future costs that we can reasonably estimate, based upon currently available information and technology and how the remedy will be implemented. Previous adjustments to the Calvert City environmental accrual have had a material impact on our Condensed Consolidated Statements of Income in the periods recognized. Due to the scale and complexity of the remedial actions required at Calvert City, it is probable that additional costs will be incurred in excess of the amounts accrued, which may have a material impact on our Condensed Consolidated Statements of Income, in the period recognized. However, such additional costs cannot currently be estimated as they are dependent upon the results of future testing and findings during the execution of remedial design and remedial action, changes to the construction timeline, changes in regulations, technology development, new information, newly discovered conditions and other factors that are not currently known.
During the three and nine months ended September 30, 2026, Avient recognized costs of $19.1 million and $27.7 million, primarily associated with the ongoing remedial design and remedial action at Calvert City, compared to costs of $12.8 million and $19.5 million recognized during the three and nine months ended September 30, 2025. These costs are recognized in Cost of Sales within the Condensed Consolidated Statements of Income.
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
Results of Operations — The three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions, except per share data)	2026	2025	Change	% Change	2026	2025	Change	% Change
Sales	$891.2	$806.5	$84.7	10.5%	$2,655.6	$2,499.6	$156.0	6.2%
Cost of sales	619.4	561.6	(57.8)	(10.3)%	1,803.6	1,713.6	(90.0)	(5.3)%
Gross margin	271.8	244.9	26.9	11.0%	852.0	786.0	66.0	8.4%
Selling and administrative expense	189.2	177.8	(11.4)	(6.4)%	561.2	622.1	60.9	9.8%
Operating income	82.6	67.1	15.5	23.1%	290.8	163.9	126.9	77.4%
Interest expense, net	(22.7)	(24.2)	1.5	6.2%	(67.0)	(75.8)	8.8	11.6%
Other expense, net	(1.4)	—	(1.4)	(100.0)%	(3.9)	(0.9)	(3.0)	(333.3)%
Income before income taxes	58.5	42.9	15.6	36.4%	219.9	87.2	132.7	152.2%
Income tax expense	(15.0)	(10.1)	(4.9)	(48.5)%	(54.9)	(20.8)	(34.1)	(163.9)%
Net income (loss)	43.5	32.8	10.7	32.6%	165.0	66.4	98.6	148.5%
Net income attributable to noncontrolling interests	(0.8)	(0.2)	(0.6)	nm	(1.8)	(1.4)	(0.4)	(28.6)%
Net income attributable to Avient common shareholders	$42.7	$32.6	$10.1	31.0%	$163.2	$65.0	$98.2	151.1%
nm - not meaningful
Sales
Sales increased $84.7 million, or 10.5%, for the three months ended September 30, 2026 compared with the prior-year quarter, primarily driven by increased demand for our growth vectors, favorable sales mix and pricing actions to offset inflation in input costs, including raw materials, wages, freight and energy. Sales growth was broad-based across our end markets. Packaging, our largest end market, contributed 2.5% to total company sales growth while building & construction, industrial and consumer each contributed approximately 1.5% and energy contributed 1.0%. Sales increases in our growth vectors was primarily driven by demand for high-performance computing and electronic applications and functional additives, which contributed to growth in packaging and consumer applications. Growth in building & construction and energy was driven by demand associated with commercial infrastructure investment, while growth in industrial applications reflected favorable pricing and mix.
Sales increased $156.0 million, or 6.2%, for the nine months ended September 30, 2026 compared with the prior-year period. Favorable foreign currency impacts contributed 2.0%, while organic sales increased 4.2%, driven by increased demand and pricing actions to offset inflation in input costs. Packaging contributed 1.8% to total Company sales growth, driven by demand for functional additives and high-performance computing and electronic applications. Building & construction contributed 1.2%, benefiting from commercial infrastructure investment.
Gross Margin
Gross margin as a percentage of sales was 30.5% for the three months ended September 30, 2026 compared to 30.4% for the three months ended September 30, 2025. The increase was primarily driven by the impact of higher

18 AVIENT CORPORATION

sales, which more than offset the impacts of increased environmental and restructuring costs which were $9.2 million higher in 2026.
Gross margin as a percentage of sales was 32.1% for the nine months ended September 30, 2026 compared to 31.4% for the nine months ended September 30, 2025. The increase was primarily driven by the impact of higher sales, which more than offset the impacts of increased environmental and restructuring costs, which were $10.8 million higher in 2026.
Selling and administrative expense
Selling and administrative expense increased $11.4 million for the three months ended September 30, 2026, primarily driven by higher merit and variable compensation costs associated with 2026 performance.
Selling and administrative expense decreased $60.9 million for the nine months ended September 30, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees, as well as lower restructuring costs of $10.4 million, partially offset by higher merit and variable compensation costs associated with 2026 performance.
Interest expense, net
Interest expense, net decreased $1.5 million and $8.8 million for the three and nine months ended September 30, 2026, respectively, primarily driven by the benefit of reduced interest rates resulting from refinancing activity during 2025, in addition to prepayments on Avient's senior secured term loan totaling $100.0 million in 2026 and $150.0 million in 2025.
Income taxes
During the three months ended September 30, 2026, the Company’s effective tax rate was 25.6% compared to 23.5% in the three months ended September 30, 2025. The higher effective tax rate in the three months ended September 30, 2026 is primarily driven by increased withholding taxes associated with foreign earnings growth, including Brazil’s 10% withholding tax implemented in the fourth quarter of 2025, and increased valuation allowances associated with European restructuring costs. During the nine months ended September 30, 2026, the Company's effective tax rate was 25.0% compared to 23.9% in the nine months ended September 30, 2025. The higher effective tax rate is primarily driven by increased withholding taxes associated with foreign earnings, while the nine months ended September 30, 2025 included a benefit associated with the statute of limitations expiring on a previously unrecognized tax position.
We are monitoring pending legislative developments in Luxembourg, including the Draft Budget Law currently before parliament, which would eliminate the 17-year limitation on tax loss carryforwards and reduce the corporate income tax rate. Because the legislation had not been enacted as of September 30, 2026, no impact has been reflected in our financial statements. As of September 30, 2026, we had $39.8 million of valuation allowance in Luxembourg attributable to the 17-year loss carryforward period, which would be reassessed if the 17-year limitation were eliminated. Any accounting impact from the proposed legislation would be recognized in the period of enactment.
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

19 AVIENT CORPORATION

Sales and Operating Income — The three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Variances — Favorable (Unfavorable)		Nine Months Ended September 30,		Variances — Favorable (Unfavorable)
(Dollars in millions)	2026	2025	Change	% Change	2026	2025	Change	% Change
Sales:
Color, Additives and Inks	$551.5	$509.9	$41.6	8.2%	$1,653.8	$1,568.2	$85.6	5.5%
Specialty Engineered Materials	340.6	297.7	42.9	14.4%	1,004.7	935.8	68.9	7.4%
Corporate	(0.9)	(1.1)	0.2	18.2%	(2.9)	(4.4)	1.5	34.1%
Total sales	$891.2	$806.5	$84.7	10.5%	$2,655.6	$2,499.6	$156.0	6.2%

Operating income:
Color, Additives and Inks	$88.7	$73.8	$14.9	20.2%	$271.9	$242.7	$29.3	12.1%
Specialty Engineered Materials	49.7	37.3	12.4	33.2%	149.8	124.6	25.2	20.2%
Corporate	(55.8)	(44.0)	(11.8)	(26.8)%	(130.9)	(203.4)	72.4	35.6%
Total operating income	$82.6	$67.1	$15.5	23.1%	$290.8	$163.9	$126.9	77.4%

20 AVIENT CORPORATION

Color, Additives and Inks
Sales increased $41.6 million, or 8.2%, in the three months ended September 30, 2026 compared with the prior-year quarter, with growth across all end markets primarily driven by favorable sales mix and pricing. Our packaging and consumer end markets contributed 3.4% and 1.0%, respectively, to the segment’s sales growth, driven by demand for functional additives and color solutions used in food, beverage and personal care applications. Building & construction contributed 1.5%, driven by commercial infrastructure investment.
Sales increased $85.6 million, or 5.5%, in the nine months ended September 30, 2026 compared with the prior-year period. Excluding a favorable foreign currency impact of 2.3%, organic sales increased 3.2%, primarily driven by favorable sales mix and pricing actions to offset inflation. Packaging contributed 2.2% to the segment’s sales growth driven by demand for functional additives and color solutions used in food, beverage and personal care applications. Building and construction contributed 0.7% to the segment’s sales growth driven by commercial infrastructure investment.
Operating income increased $14.9 million and $29.3 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase was primarily driven by higher sales and favorable mix associated with the additive growth noted above, while the benefit of cost savings from productivity and restructuring actions offset higher merit and variable compensation costs.
Specialty Engineered Materials
Sales increased $42.9 million, or 14.4%, in the three months ended September 30, 2026 compared with the prior-year quarter, primarily driven by increased demand for our growth vectors, favorable sales mix and pricing actions to offset inflation in input costs. Defense, the segment’s largest end market, contributed 2.5% to sales growth amid higher government defense spending. Industrial and consumer contributed 2.4% and 1.7%, respectively, reflecting new business wins and favorable pricing and mix. Telecommunications contributed 2.2% driven by high-performance computing applications. Energy and building & construction contributed 2.1% and 1.8%, respectively, driven by commercial infrastructure investment, while healthcare contributed 1.7%, driven by demand for remote monitoring and drug delivery applications.
Sales increased $68.9 million, or 7.4%, in the nine months ended September 30, 2026 compared with the prior-year period. Favorable foreign currency impacts contributed 1.6%, while organic sales increased 5.8%, reflecting higher demand and pricing actions to offset inflation in input costs. Growth was broad-based across nearly all end markets. Most notably, building & construction contributed 2.0% to total segment sales growth, driven by commercial infrastructure investment; packaging contributed 1.2%, driven by growth in high-performance computing applications; and defense contributed 1.1%, reflecting higher government defense spending.
Operating income increased $12.4 million and $25.2 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The increase was primarily driven by higher sales, favorable mix and benefits of cost savings from productivity and restructuring actions that more than offset higher merit and variable compensation costs.
Corporate
Corporate costs increased $11.8 million for the three months ended September 30, 2026, primarily driven by higher merit and variable compensation costs and environmental charges of $5.6 million, while inflation was partially offset by productivity and restructuring actions.
Corporate costs decreased $72.4 million for the nine months ended September 30, 2026, primarily driven by the Company's decision to cease development of the cloud-based enterprise resource planning system, S/4HANA, in 2025, which resulted in an impairment charge of $71.6 million and additional charges of $14.7 million for unpaid contractual obligations for hosting fees. Additionally, lower restructuring charges of $8.4 million along with cost savings from restructuring and productivity actions for the nine months ended September 30, 2026 partially offset higher merit and variable compensation costs compared to the nine months ended September 30, 2025.

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

21 AVIENT CORPORATION

The following table summarizes our liquidity as of September 30, 2026 and December 31, 2025:

(In millions)	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$445.7	$510.5
Revolving credit availability	486.7	490.3
Liquidity	$932.4	$1,000.8
As of September 30, 2026, approximately 83% of the Company’s cash and cash equivalents resided outside the United States.
Expected sources of cash needed to satisfy cash requirements for the remainder of 2026 include our cash on hand, cash from operations and available liquidity under our revolving credit facility, if necessary. We believe that these sources will also provide sufficient liquidity to satisfy our expected uses of cash for at least the next twelve months and the foreseeable future thereafter. Expected uses of cash for the remainder of 2026 include interest payments, cash taxes, dividend payments, debt repayments, share repurchases, environmental remediation payments, restructuring payments and capital expenditures.
Cash Flows
The following describes the significant components of cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025.
Operating Activities — Net cash provided by operating activities increased $46.2 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher 2026 earnings coupled with lower incentive payments in 2026 associated with 2025 performance. These increases were partially offset by the 2025 impairment of SAP S/4HANA for $71.6 million, a $34.0 million insurance recovery related to our remediation of the Calvert City site in 2025 as well as higher 2026 restructuring payments.
Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2026 and 2025 was $66.4 million and $64.2 million, respectively, which reflects the impact of capital expenditures.
Financing Activities — Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was $178.5 million and $181.7 million, respectively, which primarily reflects dividend payments and prepayments on Avient's senior secured term loan.

22 AVIENT CORPORATION

Debt
As of September 30, 2026, aggregate maturities of the principal amount of debt for the current year, next four years and thereafter, are as follows:

(In millions)
2026	$0.2
2027	0.4
2028	0.4
2029	471.1
2030	725.5
Thereafter	651.0
Aggregate maturities	$1,848.6
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
In June 2026 and September 2026, the Company made voluntary prepayments of $50.0 million each, totaling $100.0 million for the year, on its senior secured term loan, which were applied to the principal installments in direct order of maturity. These prepayments were made using cash on hand and without penalty or premium.
As of September 30, 2026, we were in compliance with all financial and restrictive covenants pertaining to our debt. For additional information regarding our debt, please see Note 7, Financing Arrangements, to the accompanying condensed consolidated financial statements.
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
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments, operating leases, pension and post-retirement benefit plans, purchase obligations, restructuring payments and environmental remediation obligations. During the nine months ended September 30, 2026, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in internal control over financial reporting
There were no changes in Avient’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings can be found in Note 10, Commitments and Contingencies, to the accompanying condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS
We face a number of risks that could adversely affect our business, results of operations, financial position or cash flows. A discussion of our risk factors can be found in Item 1A, Risk factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended September 30, 2026, there have been no material changes to the risk factors that were previously disclosed.

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
(1) Our Board of Directors approved a common share repurchase program authorizing Avient to purchase its common shares in August 2008, which share repurchase authorization has been subsequently increased from time to time. On December 9, 2020, we announced that we would increase our share buyback by an additional 5.0 million shares. As of September 30, 2026, approximately 5.0 million shares remained available for purchase under these authorizations, which have no expiration. Purchases of common shares may be made by open market purchases or privately negotiated transactions and may be made pursuant to Rule 10b5-1 plans and accelerated share repurchases.

25 AVIENT CORPORATION

ITEM 5. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2026.

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

31.1**	Certification of Michael J. Frank, President and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Giuseppe Di Salvo, Senior Vice President and Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Michael J. Frank, President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by Giuseppe Di Salvo, Senior Vice President and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

**	Filed herewith.

27 AVIENT CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2026	AVIENT CORPORATION

/s/ Giuseppe Di Salvo
Giuseppe Di Salvo Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

28 AVIENT CORPORATION